Form 10-Q
period 1998-09-30
EARTHCARE CO
filed 1998-11-16
CIK 1057489

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------

                Commission File Number: 000-24685


                              EarthCare Company
            (Exact name of registrant as specified in its charter)

                  Delaware                             58-2335973
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

        14901 Quorum Drive, Suite 200                    75240
            Dallas, Texas                             (Zip Code)
 (Address of principal executive offices)

                                (972) 858-6025
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

The number of outstanding shares of the registrant's common stock, par value $.0001 per share, was 9,538,870 on November 6, 1998.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes     No  X
                                                   ---    ---

                     EarthCare Company and Subsidiaries
                               TABLE OF CONTENTS




PART I    Item 1.   FINANCIAL STATEMENTS                                   Page
                                                                           ----
                  Condensed Consolidated Balance Sheets - December 31,
                  1997 and September 30, 1998 (unaudited)                    1

                  Unaudited Condensed Consolidated Statements of
                  Operations - Three months and nine months ended
                  September 30, 1997 and September 30, 1998                  2

                  Unaudited Condensed Consolidated Statements of Cash
                  Flows - Nine months ended September 30, 1997 and Nine
                  months ended September 30, 1998                            3

                  Notes to Unaudited Condensed Consolidated Financial
                  Statements                                                 4

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        7

          Item 3. Quantitative and Qualitative Disclosures about
                  Market Risk                                               10

PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                                       11

          Item 2.   Changes in Securities

          Item 3.   Defaults Upon Senior Securities

          Item 4.   Submissions of Matters to a Vote of
                    Security Holders

          Item 5.   Other Information

          Item 6.   Exhibits and Reports on Form 8-K

                           FORWARD-LOOKING STATEMENTS

         Statements contained in this report, which are not historical in nature, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, the statements regarding efforts to determine Year 2000 exposure and the costs to bring the Company into Year 2000 compliance. Such forward-looking statements include uncertainties and risks that could cause actual results to differ materially from those documented in this report. These risks include the Company's ability to grow through the acquisition and development of non-hazardous liquid waste ("NLW") companies and the acquisition of ancillary businesses; the Company's ability to identify and acquire at a reasonable cost suitable acquisition candidates or to profitably operate or successfully integrate acquired operations into the Company's other operations; the Company's ability to minimize any potential liabilities, including environmental liabilities, resulting from the acquisition of NLW service providers or to obtain adequate insurance; the Company's ability to manage its growth and access to capital; the Company's ability to comply with existing and future rules and regulations of various federal, state and local governmental agencies; the Company's ability to compete with other NLW service providers; changes in general economic conditions that may affect the demand for the Company's services; and other factors as may be identified from time to time in future filings with the Securities and Exchange Commission or in other public announcements, including those set forth on Exhibit 99.1 to this report. The words "believe," "expect," "anticipate," "plan," and "intend" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made.

                       EARTHCARE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                       December 31, 1997       September 30, 1998
                                                                                             (Unaudited)
Current Assets:
   Cash and cash equivalents                                       $   195,552             $  1,761,791
   Accounts receivable, net of allowance for
    doubtful accounts of $17,875 and $135,046 in
    1997 and 1998, respectively                                        125,777                3,970,526
   Prepaid expenses                                                     81,089                  292,809
   Deferred income taxes                                                65,471                       --

         Total current assets                                          467,889                6,025,126
                                                                   -----------             ------------

Machinery and equipment                                                593,416                6,511,831
   Less accumulated depreciation                                       (31,874)                (581,879)
                                                                   -----------             ------------
                                                                       561,542                5,929,952
                                                                   -----------             ------------
Other Noncurrent Assets:
   Intangibles, net                                                  1,473,489               18,843,354
   Deferred income taxes                                                98,161                  624,060
   Other taxes                                                          13,062                1,524,636
                                                                   -----------             ------------
                                                                     1,584,712               20,992,050
                                                                   -----------             ------------
                                                                   $ 2,614,143             $ 32,947,128
                                                                   ===========             ============
LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
   Accounts payable                                                $    37,774             $  1,538,332
   Accrued expenses                                                    339,961                2,413,250
   Lines of Credit                                                   1,120,000                       --
   Current portion of long-term debt                                   123,715                  118,500
                                                                   -----------             ------------

         Total current liabilities                                   1,621,450                4,070,082
                                                                   -----------             ------------
Long-Term Debt, Net of Current Portion                                 180,240               10,338,532
                                                                   -----------             ------------
Stockholders' Equity:
   Common stock, $.0001 par value: 70,000,000
    shares authorized, 4,312,946 and 9,536,327
    shares issued and outstanding in 1997 and
    1998, respectively                                                     432                      953
   Additional paid-in capital                                        1,070,373               20,316,427
   Accumulated deficit                                                (258,352)              (1,778,866)
                                                                   -----------             ------------
         Total stockholders' equity                                    812,453               18,538,514
                                                                   -----------             ------------
                                                                   $ 2,614,143             $ 32,947,128
                                                                   ===========             ============

See accompanying Notes to Consolidated Financial Statements

                       EARTHCARE COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                           Three Months                      Nine Months
                                                        Ended September 30,               Ended September 30,
                                                  ------------------------------      ------------------------------
                                                     1997                1998             1997             1998
                                                  ----------         -----------      -----------      -------------
Revenue                                          $   234,107         $ 8,273,534       $   479,249      $ 18,221,028
Expenses
Cost of Operations                                    93,623            5,723,970          178,680        12,984,116
Selling, General and Administrative Expense           83,233            1,894,944          149,865         5,651,192
Depreciation and Amortization                         40,242              436,020           91,848           953,924
                                                  ----------          -----------      -----------      ------------
         Income (Loss) from Operations                17,009              218,600           58,866        (1,368,204)
Other Expense (Income)
  Interest                                             7,875              180,727           50,817           454,769
  Other                                                   --                2,103               --             2,103
                                                  ----------          -----------      -----------      ------------
Income (Loss) Before Taxes                             9,134               35,770            8,049        (1,825,076)
Provision (Benefit) for Taxes                          1,501               13,974            1,078          (304,562)
                                                  ----------          -----------      -----------      ------------
         Net Income (Loss)                        $    7,633          $    21,796      $     6,971      $ (1,520,514)
                                                  ==========          ===========      ===========      ============
Net Income (Loss) per Share
         Basic                                     $    0.00          $      0.00      $      0.01      $      (0.19)
         Diluted                                   $    0.00          $      0.00      $      0.01      $      (0.19)
Weighted Average Shares Outstanding
         Basic                                     1,661,523            9,491,066        1,336,486         8,047,383
                                                  ==========          ===========       ==========       ===========
         Diluted                                   1,661,523            9,932,957        1,336,486         8,047,383
                                                  ==========          ===========       ==========       ===========

See accompanying Notes to Consolidated Financial Statements

                       EARTHCARE COMPANY AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       Nine-Month Period Ended  Nine-Month Period Ended
                                                            September 30, 1997       September 30, 1998
Cash Flows from Operating Activities:
Net Income (Loss)                                                  $     6,971             $ (1,520,514)
Adjustments to reconcile net loss to net cash used in
 operating activities:
Depreciation and Amortization                                           91,131                  953,924
Changes in assets and liabilities, excluding
 effect of acquired businesses:
  Accounts receivable                                                 (109,301)              (3,844,749)
  Other current assets                                                 (73,533)                (211,720)
  Deferred income taxes                                                     --                 (460,428)
  Other assets                                                          (2,000)              (1,411,574)
  Accounts payable                                                       9,922                1,500,558
  Accrued expenses                                                      10,652                1,277,848
                                                                   -----------             ------------
         Total adjustments                                             (73,129)              (2,196,141)
         Net cash used in operating activities                         (56,158)              (3,716,655)
Cash Flows from Investing Activities:
   Capital expenditures                                                 (7,417)                (679,384)
   Business acquisitions                                              (835,000)             (18,825,374)
                                                                   -----------             ------------
         Net cash used in Investing activities                        (842,417)             (19,504,758)
Cash Flows from Financing Activities:
   Net borrowings (payments) under lines of credit                     360,000               (1,383,958)
   Net borrowings from related party                                   650,000                       --
   Refinancing of debt                                                      --                8,475,978
   Payments of long-term debt                                          (14,254)                 (58,943)
   Sales of common stock                                                10,000               15,500,000
   Exercise of stock options                                                --                  398,126
   Exercise of warrants                                                                       1,856,449
                                                                   -----------             ------------
         Net cash provided by financing activities                   1,005,746               24,787,652
Net increase in cash and cash equivalents                               97,171                1,566,239
Cash and Cash Equivalents, Beginning of Period                                                  195,552
                                                                   -----------             ------------
Cash and Cash Equivalents, End of Period                           $    97,171             $  1,761,791
                                                                   ===========             ============
Supplemental Cash Flow Information
Cash paid for interest                                             $        --             $    271,157
                                                                   ===========             ============
Cash paid for income taxes                                         $        --             $         --
                                                                   ===========             ============
Noncash Investing and Financing Activities:
   Notes payable issued for business acquisitions                  $   257,350             $  2,000,000
                                                                   ===========             ============
   Notes payable for noncompete agreements                         $   341,130             $  1,392,000
                                                                   ===========             ============
   Warrant issued for debt issuance costs                                                  $    100,000
                                                                   ===========             ============

See accompanying Notes to Consolidated Financial Statements

EARTHCARE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND SEPTEMBER 30, 1998 (UNAUDITED)


1.       BASIS OF PRESENTATION

The accompanying financial statements for EarthCare Company ("EarthCare" or the "Company") and subsidiaries as of September 30, 1998 and for the three and nine month periods ended September 30, 1997 and 1998 are unaudited. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial statements. Quarterly results of operations are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10 filed with the Securities and Exchange Commission ("Form 10"). On September 21, 1998, the Company's Certificate of Incorporation was amended to change the Company's name from SanTi Group, Inc. to EarthCare Company.

2.       ACQUISITIONS

During fiscal 1998, the Company acquired the following businesses:


         - On January 22, 1998, the Company purchased Ferrero Wastewater Management, Inc. ("Ferrero"), a Pennsylvania corporation. Ferrero is engaged in the nonhazardous liquid waste and septic waste collection, transportation, management, and disposal business in and around Ambler, Pennsylvania. Consideration was $2,240,100 in cash and 90,000 shares of EarthCare common stock. Contingent consideration of $248,900 in cash and 10,000 shares of EarthCare common stock will be paid in the fourth quarter of 1998.

          - On February 13, 1998, the Company purchased A Rapid Rooter Sewer & Drain Service, Inc. ("A Rapid"), a Florida corporation. A Rapid is engaged in the nonhazardous liquid waste and septic waste collection, transportation, management, and disposal business in and around Pompano Beach, Florida. Consideration was $3,990,120 in cash and 100,000 shares of EarthCare common stock.

         - On February 17, 1998, the Company purchased Quality Plumbing and Septic, Inc. ("Quality"), a Georgia corporation. Quality is engaged in the nonhazardous liquid waste and septic waste collection, transportation, management, and disposal business in and around Douglasville, Georgia. Consideration was $2,000,000 in cash. Contingent consideration of $250,000 and 10,000 shares of EarthCare common stock is payable 120 days after the date of purchase, net of offsets for losses, as defined in the purchase agreement. In June 1998, all contingent consideration was paid to Quality in accordance with the purchase agreement.

         - On March 6, 1998, the Company purchased Seagraves, Inc. (d/b/a Brownie Environmental) and Grease-Tec, Inc. (collectively, "Seagraves"), two Florida corporations. Seagraves is engaged in the nonhazardous liquid waste and septic waste collection, transportation, management, and disposal business in and around Orlando, Florida. Consideration was $3,250,000 in cash, a note payable of $2,000,000, and 60,000 shares of EarthCare common stock.


         - On May 1, 1998, the Company purchased RGM Liquid Waste Removal Corporation and Affiliates ("RGM"), consisting of four New York corporations. RGM is engaged in the nonhazardous liquid waste and septic waste collection, transportation, management, and disposal business in and around Long Island, New York. Consideration was $4,500,000 in cash and 105,000 shares of EarthCare common stock. Contingent consideration of $1,000,000 and 55,000 shares of EarthCare common stock is payable 365 days after the date of purchase, net of offsets for losses, as defined in the purchase agreement.

          - On May 8, 1998, the Company purchased Eldredge Wastewater Management, Inc., a Pennsylvania corporation. Eldredge is engaged in the nonhazardous liquid waste and septic waste collection, transportation, management, and disposal business in and around Philadelphia, Pennsylvania. Consideration was $2,040,000 in cash and 85,000 shares of EarthCare common stock. Contingent consideration of $360,000 and 15,000 shares of EarthCare common stock is payable 13 months after the date of purchase, net of offsets for losses, as defined in the purchase agreement.


3. SIGNIFICANT EVENTS

In addition to the acquisitions discussed in note 2, the following significant events occurred during the nine months ended September 30, 1998:

          On January 12, 1998, a group of investors purchased 1,250,000 shares of the Company's common stock, par value $.0001 per share (the "Common Stock") for $.80 per share.

          On January 30, 1998, the Company declared a 1.25-for-1 stock split effected in the form of a stock dividend. All share amounts have been restated for this stock split.

          During March and April, 1998, the Company sold 2,500,000 shares of Common Stock through private offerings. Proceeds from the offerings totaled $14.5 million.

         On April 30, 1998, certain employees of the Company exercised options to purchase 612,500 shares of Common Stock at a price of $.65 per share.

          On May 13, 1998, pursuant to a Plan of Reorganization approved by the United States Bankruptcy Court, Microlytics, Inc. ("Microlytics") completed a merger with the Company (the "Merger"). Pursuant to the Merger, each outstanding share of EarthCare common stock was exchanged for one share of Microlytics common stock. Immediately prior to the Merger, Microlytics had 1,027,066 shares of common stock outstanding and outstanding warrants to purchase an additional 500,000 shares with an exercise price of $5.80 a share, of which 250,000 were exercised immediately following the Merger. The Merger resulted in the receipt by EarthCare shareholders of approximately 8,088,379 shares of common stock, representing approximately 86.2% of the Microlytics shares outstanding on the effective date of the Merger. As a result of the Merger, EarthCare was merged with and into Microlytics and Microlytics' Certificate of Incorporation was amended as of the effective date of the Merger to change Microlytics' name to Santi Group, Inc. On September 21, 1998, Santi Group, Inc. changed its name to EarthCare Company. The Merger was accounted for as a capital transaction accompanied by a recapitalization of EarthCare. All costs incurred in connection with the Merger were expensed.

          On June 26, 1998, the Company entered into a $40 million revolving credit facility with Bank of America. The Company may also obtain up to $5 million in letters of credit, subject to availability under the facility. Interest is payable monthly at variable rates, depending on the Company's current debt to cash flow ratio, but is capped at LIBOR plus 2.25%. The facility expires June 26, 2001, is secured by a first lien on substantially all assets of the Company and requires the Company to maintain certain financial ratio covenants beginning September 30, 1998. The Company issued Bank of America a warrant to purchase 50,000 shares of Common Stock at $13 per share in lieu of issuance costs. The warrant expires five years from the date of grant and was valued at $100,000 using the Black-Scholes pricing model.

          On June 29, 1998, three executive officers received options to purchase an aggregate of 1,250,000 shares of common stock as follows; 400,000 exercisable at $6 per share, 350,000 exercisable at $15 per share and 500,000 exercisable at $25 per share. Effective October 9, 1998, one executive officer resigned and forfeited options to acquire 200,000 shares.

            In October 1998 the Company issued stock options to certain key employees to purchase 90,000 shares of Common Stock at $15.00 per share, which represented the fair market value as of the dates of grant as determined by the Company's board of directors and 90,000 shares of Common Stock at $25.00 a share. The options are exercisable for a period of four years beginning on the dates of grant.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is management's representation of the financial position of the Company as of September 30, 1998 and the results of operations of the Company for the three months and nine months ended September 30, 1997 and 1998. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto, and with the Company's consolidated financial statements and notes thereto included in the Form 10.

OVERVIEW

EarthCare engages in businesses relating to the NLW industry. These businesses include grease trap pumping, septic tank services (including designing, pumping, installation and maintenance), sewer and drain cleaning services; high pressure jetting services, portable toilet servicing; bulk liquid waste transportation; on-site biotreatment systems; biosolids management; and liquid waste processing and disposal. The customers of EarthCare include restaurants, hospitals, military bases, office buildings, apartments, schools, municipalities, industrial businesses and single family residences.

EarthCare intends to expand its business in the NLW industry through internal growth and the acquisition of local service providers throughout the United States. These acquisitions will be made with cash, shares of Common Stock or a combination of cash and Common Stock.

GENERAL

The Company derives the majority of its revenues from commercial and residential septic services (including designing, pumping, installation and maintenance) (approximately 56% of current revenues) and to a lesser extent sewer and drain services (approximately 18% of current revenues). Collection fees charged to customers vary per gallon by waste stream according to constituents of the waste, expenses associated with processing the waste and competitive factors. Cost of operations consist of fixed costs such as salaries and benefits of vehicle operators and construction labor and variable costs such as supplies, fuel and equipment rentals. General and administrative costs consist primarily of compensation and related benefits for executives and administrative staff, advertising, office rent, communications and professional fees. Depreciation and amortization expense primarily relates to the depreciation of capital assets, the amortization of excess cost over the fair value of net assets acquired (goodwill) and other intangible assets. The Company's policy is to amortize goodwill over a 40 year life.

RESULTS OF OPERATIONS

The following table sets forth operating results expressed as a percentage of net sales for the periods indicated. All information is derived from the accompanying unaudited condensed consolidated financial statements. Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

                                THREE MONTHS ENDED  NINE MONTHS ENDED
                                  SEPTEMBER 30,       SEPTEMBER 30,
                                ------------------   ----------------
                                1997      1998       1997     1998
                                ----      ----       ----     ----

Net sales                      100.0%    100.0%     100.0%   100.0%
Cost of operations              40.0      69.2       37.3     71.3
                               -----     -----      -----    -----
    Gross profit                60.0      30.8       62.7     28.7
Selling, General,
Administrative                  35.5      22.9       31.2     31.0
Depreciation                    17.2       5.3       19.2      5.2
                               -----     -----      -----    -----
    Operating income (loss)      7.3       2.6       12.3     (7.5)
Interest expense                 3.4       2.2       10.6      2.5
Other income (expense)           0.0       0.0        0.0      0.0
                               -----     -----      -----    -----
Income (loss) before income
         taxes                   3.9        .4        1.7    (10.0)
Provision (benefit)
         for income tax           .6        .1        0.2     (1.7)
                               -----     -----      -----    -----
Net income (loss)                3.3        .3        1.5     (8.3)
                               -----     -----      -----    -----
                               -----     -----      -----    -----

As a result of the Company's recent acquisitions and the limited period of ownership of the acquired businesses, the Company believes that the period-to-period comparisons and percentage relationships within the periods set forth below are not meaningful.

THREE MONTHS ENDED SEPTEMBER 30, 1998

NET INCOME: For the three months ended September 30, 1998, the Company reported net income of $21,796 on revenues of $8,273,534.

REVENUES: Revenues of $8,273,534 for the three months ended September 30, 1998 consist of revenues from each of the businesses acquired in 1997 plus revenues from businesses acquired during the first two quarters of 1998.

COST OF OPERATIONS: The operating margin for the three months ended September 30, 1998 was 30.8%.

GENERAL AND ADMINISTRATIVE: For the three months ended September 30, 1998, general and administrative expense includes non-recurring expenses associated with registering the Company as a reporting company with the Securities and Exchange Commission and costs associated with the establishment of the Company's management team.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization was $436,020 or 5.3% of revenues for the three months ended September 30, 1998.

INCOME FROM OPERATIONS: Income of $218,600 from operations was effected by a high level of general and administrative expense.

INTEREST EXPENSE: Interest expense for the three months ended September 30, 1998 was $180,727. Interest was incurred at an average rate of approximately 7.3% during the three months ended September 30, 1998.

INCOME TAX PROVISION: An income tax provision of 39% was recorded for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998

NET INCOME (LOSS): For the nine months ended September 30, 1998, the Company reported a loss of ($1,520,514) on revenues of $18,221,028.

REVENUES: Revenues for the nine months ended September 30, 1998 consist of revenues from each of the businesses acquired in 1997 plus revenues from businesses acquired during the first three quarters of 1998 from the date of each acquisition. The nine completed acquisitions contributed approximately $17.0 million or 93% of revenues for the nine months ended September 30, 1998.

COST OF OPERATIONS: The operating margin for the nine months ended September 30, 1998 was 28.7%.

GENERAL AND ADMINISTRATIVE: For the nine months ended September 30, 1998, general and administrative expense includes non-recurring expenses associated with the relocation of the corporate headquarters to Dallas, Texas; expenses associated with registering the Company as a reporting company with the Securities and Exchange Commission; and costs associated with the establishment of the Company's management team.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization was $953,924 or 5.2% of revenues for the nine months ended September 30, 1998.

LOSS FROM OPERATIONS: The loss from operations of ($1,368,204) is primarily the result of the high level of general and administrative expense.

INTEREST EXPENSE: Interest expense for the nine months ended September 30, 1998 was $454,769. Interest was incurred at an average rate of approximately 7.6% during the nine months ended September 30, 1998.

INCOME TAX BENEFIT: An income tax benefit of 39% of pretax loss has been computed in accordance with SFAS No. 109 "Accounting for Income Taxes." The tax benefit has been offset by a valuation allowance of $384,367. Realization of the net tax benefit is dependent on the Company generating sufficient taxable income in future periods. Although realization is not assured, management believes it is more likely than not that the Company will generate taxable income in future periods to permit usage of the estimated net operating loss carry forward. To date, all acquisitions have been taxable asset purchases in which the Company obtained a full basis in acquired tangible and intangible assets. To the extent the Company makes future nontaxable acquisitions, the Company's effective rate may differ significantly from its statutory rate due to nondeductible goodwill amortization.

SEASONALITY AND INFLATION

The Company's operations are affected by the weather. Rainy weather requires more frequent septic and grease trap maintenance and snow cover or frozen conditions prevent installation and need for servicing septic systems. Although the Company experiences a certain degree of seasonality in its operations due to weather, this seasonality is lessened through its operations in various geographic areas.

The Company believes that inflation and changing prices have not had, and are not expected to have, any material adverse effect on its results of operations in the near future.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had cash of approximately $1.8 million and working capital of $2.0 million.

On June 26, 1998, the Company entered into the $40 million revolving credit agreement with Bank of America, which was amended as of September 30, 1998 (the "Credit Agreement"). The Company may also obtain up to $5 million in letters of credit, subject to availability under the Credit Agreement. Interest is payable monthly at variable rates, depending on the Company's Funded Debt to EBITDA (as defined in the Credit Agreement), but is capped at LIBOR plus 2.25%. The Credit Agreement expires September 26, 2001, is secured by a first lien on substantially all assets of the Company and requires the Company to maintain certain financial covenants beginning September 30, 1998. As of September 30, 1998, the Company was in compliance with the financial covenants. In connection with entering into the Credit Agreement, two existing lines of credit (the "Prior Credit Facilities") with availability of $16.6 million were repaid and canceled. As of September 30, 1998 the outstanding balance under the Credit Agreement was $8,229,239. Availability of funds under the Credit Agreement is limited by the requirement that the Company comply with various loan covenants.

The Company's primary requirements for capital (other than those related to acquisitions) consists of purchasing vehicles and equipment used in the operation of its businesses. During the nine months ended September 30, 1998, the Company made $679,383 in capital expenditures. From March 19, 1997 (inception) through September 30, 1998, the Company acquired nine businesses for an aggregate consideration of $19.8 million in cash, $2.3 million in seller notes and 471,400 shares of Common Stock. In addition to the above amounts, the acquisition agreements include contingent consideration totaling $1,608,900 in cash and 93,600 shares of Common Stock. Funding of the cash portion of the purchase prices was provided by borrowings under the Prior Credit Facilities and proceeds from private sales of Common Stock. From March 19, 1997 (inception) through September 30, 1998, the Company received approximately $16.3 million in proceeds from private sales of Common Stock. The Company believes that funds provided by operations, together with cash on hand and funds available under the Credit Agreement, will be adequate to meet the Company's anticipated capital expenditures for the remainder of 1998.

The Company intends to continue to pursue internal growth and acquisition opportunities. The timing, size or success of any acquisitions effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions primarily through a combination of cash on hand, borrowings under the Credit Agreement and the issuance of shares of Common Stock.

YEAR 2000

The Company has conducted operations for less than two years and has only recently grown large enough to require sophisticated computing systems. A complete review of all of the Company's computing needs has recently been undertaken and completed, including various Year 2000 compliant computer programs. The Company has selected Year 2000 compliant hardware and software for its computing needs and anticipates beginning implementation of these new systems during the fourth quarter of 1998, which implementation should ensure proper processing of transactions relating to the Year 2000 and beyond. The Company expects the conversion of all systems to be completed in the first quarter of 1999 and estimates the capital costs of the new Year 2000 compliant hardware, systems and software to be under $1,000,000.

The Year 2000 issue is expected to affect the systems of various entities with which the Company interacts, including the Company's vendors and customers. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that a failure by another company's systems to be Year 2000 compliant would not have a material adverse effect on the Company.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.
                  As of September 30, 1998, the Company did not have any pending legal proceedings that separately or in the aggregate would be likely to have a material adverse effect on the business or results of operations of the Company. The Company may be in the future, party to litigation or administrative proceedings which arise in the normal course of its business.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.
                  Not Applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.
                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  None.

ITEM 5.           OTHER INFORMATION.
                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits
                           3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form 10 (Commission File No. 000-24685) as amended
                           3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form 10 (Commission File No. 000-24685) as amended
                           27.1   Financial Data Schedule (For SEC use only)
                           99.1   Cautionary Statements

                  (b)      Reports on Form 8-K.
                           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 13, 1998      EARTHCARE COMPANY


                                By: /s/ Terry W. Patrick
                                    -------------------------------------------
                                    Terry W. Patrick, Chief Operating Officer

Date:    November 13, 1998


                                By: /s/ James E. Farrell
                                    -------------------------------------------
                                    James E. Farrell, Vice President and Chief
                                    Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

     3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration
                  Statement on Form 10 (Commission File No. 000-24685) as amended

     3.2          Bylaws of the Company (incorporated by reference to Exhibit
                  3.2 of the Company's Registration Statement on Form 10
                  (Commission File No. 000- 24685) as amended

     27.1         Financial Data Schedule (For SEC use only)

     99.1         Cautionary Statements