Form 10-K405
period 1998-12-31
EARTHCARE CO
filed 1999-03-31
CIK 1057489

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NO. 000-24685

                               EARTHCARE COMPANY
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      58-2335973
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                    Identification Number)
        14901 QUORUM DRIVE, SUITE 200                              75240
                DALLAS, TEXAS                                    (Zip Code)
   (Address of principal executive offices)

      Registrant's telephone number, including area code -- (972) 858-6025

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                           NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS              ON WHICH REGISTERED
           -------------------             ---------------------
Common Stock, par value $.0001                     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [ ]     No  [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 12, 1999, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $67,531,478.

     Indicate by check mark whether the registrant has filed all documents and reports required by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.  Yes  [X]     No  [ ]

     On March 12, 1999, the number of shares outstanding of the registrant's common stock, $.0001 par value, was 9,928,342 shares.

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on May 6, 1999, are incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               EARTHCARE COMPANY

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.    Business....................................................     1
Item 2.    Properties..................................................     7
Item 3.    Legal Proceedings...........................................     7
Item 4.    Submission of Matters to a Vote of Security Holders.........     7
Item 4A.   Executive Officers of the Registrant........................     8

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................     9
Item 6.    Selected Financial Data.....................................    11
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of
           Operations..................................................    12
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................    16
Item 8.    Financial Statements and Supplementary Data.................    16
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure..................................................    16

                                   PART III
Item 10.   Directors and Executive Officers............................    17
Item 11.   Executive Compensation......................................    17
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    17
Item 13.   Certain Relationships and Related Transactions..............    17

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................    17
           Signatures..................................................    21

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K, including information set forth under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in certain documents incorporated by reference herein constitute "Forward-Looking Statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (together, the "Acts"). In addition, when used in this Report, the words "believes," "intends," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The Company desires to take advantage of the "safe harbor" provisions of the Acts and is including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-K, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. The Company believes the following risks, uncertainties and other factors could cause such material differences to occur:

          1. The Company's ability to grow through the acquisition and development of NLW companies or the acquisition of ancillary businesses and manage its growth.

          2. The Company's ability to identify suitable acquisition candidates or to profitably operate or successfully integrate acquired operations into the Company's other operations.

          3. The Company's ability to acquire acquisition candidates at a reasonable cost. The Company expects competition to exist in the industry to acquire these candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices.

          4. The Company's ability to minimize any potential liabilities, including environmental liabilities, resulting from the acquisition of NLW service providers or to obtain adequate insurance to mitigate any potential exposure to the Company from these liabilities. The Company has obtained representations from the sellers of acquired businesses that no undisclosed liabilities exist and certain rights to indemnification from the sellers for any liabilities. There can be no assurance, however, that undisclosed liabilities do not exist or that the Company will receive full or partial compensation pursuant to its rights to indemnification.

          5. The Company's ability to comply with existing and future rules and regulations of various federal, state and local governmental agencies. Environmental laws and regulations are, and will continue to be, a principal factor affecting the marketability of the services provided by the Company. Changes in these laws or regulations may affect the operations of the Company by imposing additional regulatory compliance costs on the Company, requiring the modification of or adversely affecting the market for the Company's NLW services.

          6. The Company's ability to compete with other NLW service providers. The NLW business is highly competitive and the entrance of new competitors or the expansion of operations by existing competitors in the Company's markets could adversely affect the Company's plans and results of operations.

          7. The development of internal methods for disposition of NLW by current and potential customers of the Company.

          8. The Company's strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board of Directors.

          9. The Company's ability to attract qualified management and retain key personnel of acquired NLW service providers.

          10. The Company's ability to secure the capital and the related costs of such capital necessary to fund its future growth through acquisition and development, as well as internal growth.

          11. Changes in general economic conditions, including changes in the building industry, which may affect the demand for the Company's services.

          12. Changes in weather conditions, which may affect demand for the Company's services.

     The foregoing review of significant factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosures previously made by the Company.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     EarthCare Company ("EarthCare" or the "Company") engages in the following services relating to the nonhazardous liquid waste ("NLW") industry: biosolids management, bulk liquid waste transportation, liquid waste processing and disposal, maintenance and pumping. EarthCare's customers include restaurants, hospitals, military bases, office buildings, apartments, schools, municipalities, industrial businesses and single family residences. Effective May 13, 1998, EarthCare merged with and into Microlytics, Inc., a Delaware corporation ("Micro"), with Micro surviving the merger and changing its name to SanTi Group, Inc. Effective September 21, 1998, SanTi Group, Inc. changed its name to EarthCare. All references to EarthCare or the Company include its operating subsidiaries unless the context indicates otherwise. EarthCare intends to expand its presence in the NLW industry through internal growth and acquisitions of local service providers throughout the United States. The Company believes acquisitions, by consolidating smaller local service providers, will create synergies and improve efficiencies in the area of NLW management.

THE NLW INDUSTRY

     The Company estimates that the septic tank and grease trap business segment of the U.S. domestic NLW industry generates approximately $20 billion in revenues annually. There are approximately 25,000 service providers currently in the NLW industry and, of these service providers, approximately 75% generate less than $500,000 of annual revenues. The Company believes the NLW industry will continue to grow based on increased waste from a growing population and general economic conditions that are driving new building demand and the need for NLW services.

     Because the NLW industry is so highly fragmented, management believes the industry has the potential for significant cost savings by the economies of scale that may be realized in consolidation. These costs savings would include efficiencies as a result of common billing, the coordination of advertising, the elimination of duplicative professional and technical support providers, the standardization and upgrading of equipment and the improvement of employee training. EarthCare intends to determine lines of the NLW business in which an acquired service provider is not currently engaged and, if appropriate, assist the service provider in expanding into those areas. There can be no assurance, however, that EarthCare will be able to profitability consolidate service providers within the NLW industry.

THE COMPANY

     EarthCare currently engages in each of the NLW businesses described above. EarthCare's operating subsidiaries include: Bone-Dry Enterprises, Inc.; EarthCare Company of Florida, Inc.; EarthCare Company of Pennsylvania, Inc.; and EarthCare Company of New York, Inc. Each subsidiary intends to acquire additional assets from local service providers and act as an operating division of EarthCare in the area in which it is located. These local operating divisions operate under various tradenames, as described below.

     Bone-Dry Enterprises, Inc. ("Georgia Group"). The Georgia Group is engaged in NLW collection and hauling operations in the state of Georgia. The Georgia Group operates under the following tradenames: Andrews Environmental, Bone-Dry Enterprises ("Bone-Dry") and Quality Plumbing and Septic.

     EarthCare Company of Florida, Inc. ("Florida Group"). The Florida Group is engaged in NLW collection and hauling operations in the state of Florida. The Florida Group operates under the following tradenames: Brownie Environmental Services and A Rapid Rooter Sewer and Drain.

     EarthCare Company of Pennsylvania, Inc. ("Pennsylvania Group"). The Pennsylvania Group is engaged in NLW collection and hauling operations in the state of Pennsylvania. The Pennsylvania Group has one wholly owned subsidiary, Nutrecon, Inc., which holds the operating permits and the leases for a facility acquired from Ferrero Wastewater Management, Inc., in Ambler, Pennsylvania. The Pennsylvania Group operates under the following tradenames: Ferrero Wastewater Management and Eldredge Wastewater Management.

     EarthCare Company of New York, Inc. ("New York Group"). The New York Group is engaged in NLW collection and hauling operations in the state of New York. The New York Group operates under the following tradenames: RGM Liquid Waste Removal and Devito Environmental.

DESCRIPTION OF BUSINESS

     The Company receives fees to collect, process and dispose of nonhazardous liquid wastes. Collection fees charged to customers vary per gallon by waste stream according to constituents of the waste, expenses associated with processing the waste and competitive factors. Grease trap waste from restaurant and other food processing and preparation facilities is transported to EarthCare's facilities in vacuum trucks, trailers and other transportable containers. EarthCare operates a fleet of vehicles to collect waste directly from generators and receives waste from independent transporters servicing additional waste generators. Using a variety of physical, chemical, thermal and other biological techniques, the waste is broken down into constituent components. Water extracted from the waste is pretreated and then discharged into the municipal sanitary sewer system or applied to leased grasslands. Solid materials are dried and disposed of in a solid waste landfill. At some locations where the Company does not have pretreatment facilities, the waste is transported to private pretreatment facilities, or, where permitted by local regulations, directly to municipal or private wastewater treatment facilities.

     EarthCare also engages in the business of biosolids management through the reuse of organic materials. EarthCare provides transportation, treatment, site monitoring, and land application to private companies. EarthCare's vehicles pick up and transport biosolids to various sites. EarthCare also provides professional management and consulting services for treatment of biosolids and the monitoring and application onto leased grasslands of treated biosolids.

     The Company benefits from federal, state and local regulations prohibiting the disposal of grease trap waste and other waste in municipal collection and treatment systems. Although restaurants, food processing and preparation facilities and other industrial operations have produced such waste for many years, regulations governing the management of NLW, and the enforcement of such regulations, are becoming increasingly stringent. These requirements have increased the value of EarthCare's services to its customers in recent years. As federal, state and local regulations governing the disposal of NLW increase, EarthCare believes the amount of NLW products delivered to third parties for processing and disposal will continue to increase.

     EarthCare intends to target the acquisition and integration of local service providers in the NLW industry that EarthCare believes will be profitable additions to the Company. EarthCare intends to focus on the integration of entities acquired to increase profits and productivity through operational and efficiency improvements and standardization of procedures, equipment and procurement procedures.

     EarthCare intends to establish local operating facilities or service centers throughout the United States, with initial service centers established in major population centers. Acquired local service providers in these areas will be converted to service centers. A service center manager at each location will be responsible for the service center's overall performance.

PREDECESSOR CORPORATIONS

     SanTi Group, Inc. ("SGI"), a privately-held corporation, was incorporated in Delaware on August 19, 1997, for the purpose of engaging, through its operating subsidiaries, in the following businesses related to the NLW industry: grease trap pumping, septic tank services (including designing, pumping, installation, and maintenance); sewer and drain cleaning services; high pressure jetting services; portable toilet servicing; bulk liquid waste transportation; biosolids management; on-site biotreatment systems and liquid waste processing and disposal. In December 1997, SGI acquired the assets of Bone-Dry in a share exchange in which each share of Bone-Dry was exchanged for 1.3 shares of SGI. Bone-Dry was formed in March 1997 to acquire businesses in the NLW industry. SGI and Bone-Dry were primarily controlled by Mr. Raymond M. Cash,

Vice Chairman of the Board of Directors of the Company, and entities controlled by Mr. Cash. Following a stock split effected in the form of a 0.25 per share stock dividend effective January 30, 1998 (the "Stock Dividend"), SGI had approximately 8,088,379 shares of common stock, $.0001 par value per share (the "SGI Stock"), issued and outstanding as of the date of the merger of SGI into Micro, as described below.

     Micro was incorporated in Delaware in 1985 for the purposes of engaging in the business of developing, manufacturing and marketing electronic reference products, including computer software programs which provided linguistic and information compression technology, bilingual dictionaries and thesaurus products. In 1989, Micro operated as a wholly owned subsidiary of Selectronics, Inc. ("Selectronics"). In 1995, Selectronics changed its name to Microlytics, Inc. In the early 1990's, Micro began experiencing financial difficulties as a result of the highly competitive nature of the computer software industry. On November 27, 1996, Micro filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York (the "Court"). In July of 1997, substantially all of the intangible assets of Micro and its subsidiary were sold to Metro One Telecommunications, Inc. In August of 1997, substantially all of the tangible assets of Micro were also sold. The proceeds of these sales were held in a segregated trust account by the debtor's counsel prior to the Court's confirmation of Micro's plan of reorganization.

     In April of 1998, Micro filed a Plan of Reorganization (the "Plan") that was approved by its stockholders, the creditor's committee and the Court. Pursuant to the Plan, Micro effected a 1 for 400 reverse stock split, distributed the proceeds from asset liquidations to its creditors, and distributed shares and warrants to its creditors and stockholders. The Plan provided for this reverse stock split prior to the merger of SGI and Micro, as described below. Pursuant to the Plan, any shareholder of Micro as of April 30, 1998 who, as a result of the 1 for 400 reverse stock split, held less than 100 shares, had his or her shares rounded up to 100 shares. Also under the Plan, Micro issued warrants for 500,000 shares of Micro common stock, exercisable at $5.80 per share.

THE MERGER AND NAME CHANGES

     On May 13, 1998, SGI was merged with and into Micro under an agreement, and plan of merger, with Micro surviving and changing its name to SanTi Group, Inc. (the "Merger"). Effective September 21, 1998, SanTi Group, Inc. changed its name to EarthCare Company by filing an amendment to its Certificate of Incorporation with the Delaware Secretary of State. The Merger was subject to the approval of the Court. On the effective date of the Merger, each issued and outstanding share of SGI stock was converted into one share of common stock of Micro (now EarthCare). These exchange ratios were determined after the 1 for 400 reverse split of Common Stock pursuant to the Plan. This exchange resulted in the receipt of SGI stockholders of approximately 8,088,379 shares of Common Stock, representing approximately 86.2% of the shares of Common Stock issued and outstanding on the effective date of the Merger. All options to acquire shares of SGI stock were also converted into options to receive shares of Common Stock. EarthCare succeeded to all of the assets, liabilities and NLW business of SGI.

ACQUISITIONS

     EarthCare intends to expand its business in the NLW industry through internal growth and the acquisition of local NLW service providers throughout the United States. These acquisitions will be made with cash, shares of Common Stock, or a combination of cash and shares of Common Stock. EarthCare's acquisition strategy has been developed with the goal of increasing the efficiency and profitability of acquisition targets through operational and marketing synergies with EarthCare's existing business operations. EarthCare will provide professional management to these acquired entities to eliminate duplicative processes and procedures among the acquired businesses. The services that EarthCare intends to provide to the acquired entities include: sales management, accounts receivable and accounts payable management, debt collection, financial reporting, tax management, advertising, purchasing, legal, health and safety, environmental, human resources and training. Customer service representatives will also be provided. These services are intended to allow the local managers to focus on the growth of regional business.

     Between March 1997 and December 1998, EarthCare (or Bone-Dry) completed several acquisitions of NLW local service providers. These acquisitions geographically extended EarthCare's processing operations to New York, Philadelphia and Miami, and increased its market penetration in Georgia. The total cost of the acquisitions, including contingent consideration, was $21,374,120 in cash, $2,257,350 in notes to sellers and 565,000 shares of Common Stock. In addition, EarthCare entered into one-year agreements with certain key managers that include severance payments if terminated before expiration.

     Andrews Environmental, Inc. ("Andrews"). In March 1997, Bone-Dry acquired a portion of the assets of Andrews, operating as Andrews' grease disposal business for $475,000 in cash and $257,350 in notes. The Company later issued 14,479 shares of Common Stock in settlement of these notes. Andrews was in the business of commercial and governmental grease extraction, collection, and transportation services in the state of Georgia. In December 1997, Bone-Dry acquired the remaining assets of Andrews for $660,000 in cash and 21,400 shares of Common Stock. Contingent consideration of 13,600 shares of Common Stock was paid in December 1998.

     Atlanta Grease Trap ("Atlanta Grease"). In August 1997, Bone-Dry acquired the assets of Atlanta Grease, for approximately $360,000 in cash. Atlanta Grease was in the business of commercial and governmental grease extraction, collection and transportation services in Georgia.

     Ferrero Wastewater Management, Inc. ("Ferrero"). In January 1998, the Pennsylvania Group acquired the assets of Ferrero for $2,240,100 in cash and 90,000 shares of Common Stock. Contingent consideration of $248,900 in cash and 10,000 shares of Common Stock was paid in the fourth quarter of 1998.

     A Rapid Rooter Sewer and Drain Service, Inc. ("A Rapid"). In February 1998, the Florida Group acquired the assets of A Rapid for $3,300,000 in cash, payment of existing debt totaling approximately $690,120 and 100,000 shares of Common Stock.

     Quality Plumbing & Septic ("Quality"). In February 1998, the Georgia Group acquired the assets of Quality for $2,000,000 in cash. Contingent consideration of $250,000 in cash was paid in June 1998 and 10,000 shares of Common Stock were issued in July 1998.

     Seagraves, Inc. ("Seagraves") and Grease-Tec, Inc. ("Grease-Tec"). The Florida Group acquired the assets of Seagraves and Grease-Tec in March 1998 for $3,250,000 in cash, a promissory note in the amount of $2,000,000 and 60,000 shares of Common Stock. A security interest in the assets of Seagraves and Grease-Tec was granted to the sellers to collateralize the promissory note.

     R.G.M. Liquid Waste Removal Corporation and Affiliates. ("RGM"). In May 1998, the New York Group acquired certain assets of RGM and its affiliates for $4,500,000 in cash and 105,000 shares of Common Stock. Contingent consideration of $1,000,000 and 55,000 shares of Common Stock may be payable one year after the date of purchase.

     Eldredge Wastewater Management, Inc ("Eldredge"). In May 1998, the Pennsylvania Group acquired certain assets of Eldredge for $2,040,000 in cash and 85,000 shares of Common Stock. Contingent consideration of $360,000 in cash and 15,000 shares of Common Stock may be payable 13 months after the date of purchase.

     In connection with each acquisition, EarthCare may have assumed or succeeded to certain liabilities of the acquired businesses, which may include environmental liabilities except as described above. EarthCare has obtained representations from the sellers of the acquired businesses that no undisclosed liabilities exist and certain rights to indemnification from the sellers for any liabilities. There can be no assurance, however, that undisclosed liabilities do not exist or that EarthCare will receive full or partial compensation pursuant to its rights to indemnification.

RECENT ACQUISITIONS

     On March 1, 1999, EarthCare acquired all of the outstanding capital stock of Reifsneider Transportation Inc. ("Reifsneider"), a Pennsylvania corporation, in exchange for an aggregate consideration of $10,325,000, paid in cash, common stock, and seller note payable to the former shareholder of Reifsneider. Reifsneider is a commercial and industrial liquid waste transportation and disposal services company servicing customers in eastern Pennsylvania, Delaware, Maryland, New Jersey and New York. The Company currently intends to operate Reifsneider in substantially the same manner as it was operated prior to the acquisition. The Company funded the cash portion of the purchase price with $5,250,000 in borrowings under the Company's revolving credit facility with Bank of America National Trust and Savings Association (the "Credit Agreement"), issued 350,000 shares of EarthCare's common stock pursuant to its registration statement on Form S-1 and delivered a $200,000 note payable to the former shareholder of Reifsneider.

COMPETITION

     EarthCare competes with a significant number of other NLW service providers. Competitors compete primarily on the basis of proximity to collection operations, fees charged and quality of service. EarthCare must compete with area landfills that accept grease trap waste. Future technological changes and innovations may result in a reduction in the amount of NLW generated, or in alternative methods of treatment and disposal being developed. EarthCare also faces competition from customers that may seek to enhance and develop their own methods of disposal. Increased use of internal treatment and disposal methods and other competitive factors may have a material adverse effect on EarthCare's business, results of operation and financial condition.

     EarthCare will be at a disadvantage in competing against service providers that are better capitalized, have greater name recognition, have more background and experience, have greater financial, technical, marketing and other resources and skills, have better facilities and are able to provide services or products at a lower cost than EarthCare. As the NLW industry is currently highly fragmented, the addition of local NLW service providers is the only strategy by which EarthCare may be able to penetrate existing markets. Even if the Company is successful in consolidating local service providers in a given area, there can be no assurance that new competitors will not enter the market due to the low barriers to entry in the NLW industry. As a result of these competitive factors, there can be no assurance that EarthCare's growth strategy will be successful or that EarthCare will be able to generate cash flow adequate for its operations and to support future acquisitions and internal growth.

     In addition to internal growth, the growth of EarthCare, to a significant extent, will depend on its continued acquisition of NLW service providers. EarthCare expects competition to exist in the industry to acquire these candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition costs. Acquisitions of these entities entail various risks, including failure of the acquired service providers to achieve expected results, diversion of management's attention, failure to retain key personnel of the acquired service providers and risks associated with unanticipated events and liabilities. All of these risks may have an adverse effect on the ability of EarthCare to make additional acquisitions and on its business condition and results of operations. Any complementary businesses that are acquired also may not be successfully integrated.

CUSTOMERS

     EarthCare's customers include restaurants, hospitals, military bases, office buildings, apartments, schools, municipalities, industrial businesses and single family residences. No customers accounted for more than ten percent of EarthCare's revenues during 1998.

GOVERNMENT REGULATIONS AND ENVIRONMENTAL MATTERS

     EarthCare is subject to rules and regulations of various federal, state and local governmental agencies. Environmental laws and regulations are, and will continue to be, a principal factor affecting the marketability of the services provided by EarthCare. Any changes in these laws or regulations may adversely affect the operations of EarthCare by imposing additional regulatory compliance costs on EarthCare, requiring the modification of or adversely affecting the market for EarthCare's services. To the extent that demand for these services is based upon the need to comply with these regulations, any modification to these regulations may decrease the demand for these services and adversely affect EarthCare's business condition and results of operations.

     Additionally, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or enforced differently, EarthCare may be required to obtain additional operating permits, registrations or approvals. The process of obtaining required permits, registrations or approvals can be lengthy and expensive and the issuance of such permits or the obtaining of such approvals may be subject to public opposition. There can be no assurance that EarthCare will be able to meet the applicable regulatory requirements.

     The Resource Conservation and Recovery Act ("RCRA") is the principal federal statute governing hazardous and solid waste generation, treatment, storage and disposal. RCRA and state hazardous waste management programs govern the handling and disposal of "hazardous waste." The U.S. Environmental Protection Agency ("EPA") has issued regulations pursuant to RCRA. States have also promulgated regulations under comparable state statutes that govern hazardous waste generators, transporters and owners and operators of hazardous waste treatment, storage and disposal facilities. These regulations impose detailed operating, inspection, training and emergency preparedness and response standards and requirements for the financial responsibility, manifesting of wastes, record keeping and reporting, as well as treatment standards for any hazardous wastes intended for land disposal.

     NLW is currently exempt from the requirements of RCRA. The repeal or modification of the RCRA exemption covering NLW, or the modification of applicable regulations or interpretations regarding the treatment or disposal of NLW, may require EarthCare to alter its method of treating and disposing of NLW. EarthCare's current methods do not comply with the methods prescribed by the EPA for treatment and/or disposal of waste as defined by RCRA. These potential changes may result in decreased demand for EarthCare's services and could have a material adverse effect on EarthCare's business.

     The Comprehensive Environmental Response, Competition and Liability Act ("CERCLA") provides for immediate response and removal actions coordinated by the EPA for releases of hazardous substances into the environment and authorizes the government or private parties to respond to the release or potential release of hazardous substances. The government may also order persons responsible for the release to perform any necessary cleanup. Liability extends to the present owners and operators of waste disposal facilities from which a release occurs, persons who owned or operated the facilities at the time the substance was released, persons who arranged for the disposal or treatment of hazardous substances and waste transporters who selected such facilities for treatment or disposal of hazardous substances. CERCLA creates strict, joint and several liability for all costs of removal and remediation, other necessary response costs and damages for injury to natural resources.

     Because the Company will be engaged in businesses that involve the treatment and removal of nonhazardous liquid waste, EarthCare does not expect to be subject to CERCLA. However, if EarthCare were to acquire a business that in the past has disposed of hazardous waste or treated hazardous waste that falls within the parameters of CERCLA, EarthCare may be held jointly and severally liable for the costs of any damage or required cleanup of the site.

     During the ordinary course of its operations, the Company has from time to time received, and expects that it may in the future receive, citations or notices from governmental authorities that its operations are not in compliance with its permits or certain applicable regulations, including various transportation, environmental or land use laws and regulations. The Company generally seeks to work with the authorities to resolve the issues raised by such citations or notices. There can be no assurance; however, that the Company will always be successful in this regard, and the failure to resolve a significant issue could result in adverse consequences to the Company.

INSURANCE

     While the Company maintains insurance, such insurance is subject to various deductible and coverage limits and certain policies exclude coverage for damages resulting from environmental contamination. There can be no assurance that insurance will continue to be available to the Company on commercially reasonable terms, that the possible types of liabilities that may be incurred by the Company will be covered by its insurance, that the Company's insurance carriers will be able to meet their obligations under their policies or that the dollar amount of such liabilities will not exceed the Company's policy limits. An uninsured claim, if successful and of significant magnitude, could have a material adverse effect on the Company's business, results of operations and financial condition.

EMPLOYEES

     As of December 31, 1998, EarthCare had 192 employees. It is anticipated that the acquisition and integration of additional NLW service providers will add employees as acquisitions are made but that the number of employees in acquired businesses may be reduced as duplicate processes are eliminated.

INCORPORATION AND EXECUTIVE OFFICE

     EarthCare was incorporated in Delaware on August 19, 1997. Its principal executive offices are located at 14901 Quorum Drive, Suite 200, Dallas, Texas 75240. Its telephone number at such offices is (972) 858-6025.

ITEM 2. PROPERTIES

     As of December 31, 1998, neither EarthCare nor any of its subsidiaries currently own any real property. EarthCare's corporate offices are located in Dallas, Texas, and are under a sublease from VHA Southwest, Inc., for a current rate of $12,953.33 per month, expiring July 31, 2003.

     The following properties are leased by the Florida Group: (i) property leased from William E. and Joan C. Rice for a term of two and one-half years, commencing on February 13, 1998 at a rate of $4,000 per month and guaranteed by EarthCare (ii) property in Orlando, Florida, leased for $84,000 annually; the lease expires March 6, 2003 and is guaranteed by EarthCare.

     The Georgia Group is leasing property in Austell, Georgia, under a sublease from BFI Services Group, Inc., for a rate of $4,680 per month, terminating on January 13, 2001.

     The following properties are leased by the New York Group: (i) property in Deer Park, New York, leased for $11,500 per month; the lease expires May 31, 1999, and (ii) property in Deer Park, New York, leased for $2,000 per month; the lease expires May 31, 1999.

     The following properties are leased by the Pennsylvania Group: (i) property in Ambler, Pennsylvania, leased to Nutrecon, Inc. by Ambler Realty, expiring on December 31, 1999; the lease is for a monthly rate of $6,000 (ii) sublease from Eldredge Associates, Inc., for all real property formerly utilized by Eldredge Associates at a rate of $7,600 per month, terminating on May 7, 1999.

ITEM 3. LEGAL PROCEEDINGS

     As of December 31, 1998, there were no material claims or suits against EarthCare or its operating subsidiaries. EarthCare may become involved in litigation and claims arising out of the ordinary course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers and key employees are as follows:

OFFICERS                                 AGE                  POSITION
--------                                 ---                  --------
Donald F. Moorehead, Jr. ..............  48    Chief Executive Officer Chairman of the
                                                 Board
Terry W. Patrick.......................  53    President and Chief Operating Officer
                                                 Director
James E. Farrell.......................  39    Vice President and Chief Financial
                                               Officer

KEY EMPLOYEES                            AGE                  POSITION
-------------                            ---                  --------
Earl Mikolitch                           53    Vice President of Operations

     Donald F. Moorehead, Jr., Chief Executive Officer and Chairman of the Board of EarthCare since June 1998. Mr. Moorehead served as Vice Chairman and Chief Development Officer of USA Waste Services, Inc. ("USA Waste") from May 1994 through August 1997. From October 1990 until May 1994, he served as Chairman of the Board and Chief Executive Officer of USA Waste. Mr. Moorehead was also a founder of USA Waste. Mr. Moorehead has served as Director for the Environmental Research and Education Foundation since November of 1996. Mr. Moorehead serves on the board of FYI, Inc., a document and information outsourcing company, and United Road Services, Inc., a towing and transport service company. Mr. Moorehead was a member of the compensation committee for FYI, Inc.

     Terry W. Patrick, President, Chief Operating Officer and Director of EarthCare since June 1998. Mr. Patrick served as Chief Operating Officer of Eastern Environmental, a solid waste management company, from June 1996 to December 1997. From August 1994 to April 1996, he managed personal investments and served as President and was the founder of Chem-Mark Services, a commercial chemical manufacturing and distributing company. From August 1993 to August 1994, he served as President and Chief Executive Officer of EDM Corporation, a subsidiary of USA Waste. From April 1990 to August 1993, he served as President and Chief Operating Officer of USA Waste, Inc., a solid waste management company.

     James E. Farrell, Vice President and Chief Financial Officer since October 1998. From September 1997 to August 1998, Mr. Farrell served in Vice President of Finance and Chief Financial Officer positions at Adams Golf Inc. From June 1995 to September 1997, Mr. Farrell served as a Manger for The Pittston Company (a diversified holding company), where he was responsible for financial review and reengineering in the security services and air freight divisions. From May 1994 to June 1995, Mr. Farrell was employed by ADT Security Systems, Inc. as Manager of Planning & Marketing. Prior thereto, he served as Director of Accounting for Brinks Home Security, Inc. from September 1986 to December 1993. Mr. Farrell has over 17 years of business experience and is a Certified Public Accountant.

     Earl Mikolitch, Vice President of Operations since July 1998. Mr. Mikolitch served as Vice President of Operations at Waste Management, Inc. (and its predecessors) from January 1992 to July 1998. From January 1989 to January 1992, he served as Executive Vice President of Browning Ferris Industries, Europe.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

     The Common Stock has been listed on the Nasdaq OTC Bulletin Board since June 1998. The shares subject to trading on the Nasdaq OTC Bulletin Board represent approximately 27% of the total outstanding shares of Common Stock. The trading symbol for the Common Stock is "ECUS." The closing price for the Common Stock on March 12, 1999 was $14.4375 per share.

     The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported by NASDAQ. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                              STOCK TRADING PRICE
                                                              --------------------
                                                                      1998
                                                              --------------------
QUARTER                                                        HIGH          LOW
-------                                                       -------      -------
Second (from June 16, 1998).................................   19.00        13.00
Third.......................................................   24.75        16.50
Fourth......................................................   17.00        14.75

     As of March 12, 1999, there were 1,003 record holders of the Common Stock.

     EarthCare has contractual obligations to issue up to 70,000 additional shares of common stock if the conditions relating to revenue guarantees contained in certain acquisition agreements with NLW service providers are met. As of March 12, 1999, approximately 168,077 warrants to purchase shares of Common Stock with an exercise price of $5.80 were outstanding. EarthCare has also issued a warrant to purchase 50,000 shares of Common Stock with an exercise price of $13.00 per share to Bank of America pursuant to the Credit Agreement and has options outstanding to various employees, officers and directors, and other non-employees to purchase a total of 2,082,950 shares of Common Stock at exercise prices ranging from $5.00 to $25.00 per share.

     The Company has not declared or paid any cash dividends on its Common Stock. The Company currently intends to retain future earnings to finance its growth and development and, therefore, does not anticipate paying cash dividends in the foreseeable future. Payment of any future dividends will depend upon the future earnings and capital requirements of the Company and other factors that the Board of Directors considers appropriate. Additionally, the terms of the Company's Credit Agreement restrict the payment of cash dividends on any of its capital stock.

RECENT SALES OF UNREGISTERED SECURITIES

     On March 19, 1997, Raymond Cash and Joyce Bone purchased a total of 16,250 shares of Common Stock (reflecting the Bone-Dry exchange and the Stock Dividend) for $10,000. The proceeds from this sale were used to fund working capital.

     On August 19, 1997, Raymond Cash purchased 1,625,000 of Common Stock for $130,000. The proceeds from this purchase were used to acquire new service providers and fund working capital needs of the Company.

     On December 1, 1997, the Cash Family Limited Partnership purchased 1,608,750 shares of Common Stock (reflecting the Bone-Dry exchange and the Stock Dividend) for $650,000. The Cash Family Limited Partnership is controlled by an entity controlled by Raymond Cash. The proceeds from this sale were used to acquire new service providers.

     On December 22, 1997, 14,479 shares of Common Stock were issued to Andrews in exchange for the settlement of a note payable in the amount of $263,663.

     On December 22, 1997, 21,400 shares were issued as consideration for $17,120 of the acquisition price of Andrews.

     On January 12, 1998, the Company sold 1,250,000 shares of Common Stock for $1,000,000. The proceeds were used to acquire new service providers and fund working capital needs of the Company.

     On January 22, 1998, 90,000 shares of Common Stock were issued as consideration for $72,000 of the acquisition price of Ferrero.

     On February 13, 1998, 100,000 shares of Common Stock were issued as consideration for $100,000 of the acquisition price of A Rapid.

     On March 6, 1998, 60,000 shares of Common Stock were issued as consideration for $60,000 of the acquisition price of Seagraves.

     On April 2, 1998, the Company sold 2,000,000 shares of Common Stock for $11,600,000. The proceeds raised by this private offering were used to acquire new service providers and fund working capital needs of the Company.

     On May 1, 1998, 105,000 shares of Common Stock were issued as consideration for $609,000 of the acquisition price of RGM.

     On May 4, 1998, the Company sold 500,000 shares of Common Stock for $2,900,000. The proceeds raised by this private offering were used to acquire new service providers and fund working capital needs of the Company.

     On May 8, 1998, 85,000 shares of Common Stock were issued as consideration for $493,000 of the acquisition price of Eldredge.

     All of these shares of Common Stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") in private transactions not involving a public offering. These shares were registered under a Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on December 9, 1998. These shares are subject to lock-up agreements and to restrictions on transferability and resale except as permitted under the Securities Act and applicable state securities laws.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company. The selected financial data for the period from inception (March 19, 1997) to December 31, 1997 and for the year ended December 31, 1998, are derived from the audited financial statements of the Company. The selected financial data for the years ended December 31, 1995 and 1996 and for the period from January 1, 1997 to December 21, 1997 are derived from the audited financial statements of the predecessor of the Company, Andrews. The selected financial data for the year ended December 31, 1994 is derived from the unaudited financial statements of the Predecessor. As a result of acquisitions occurring in 1997 and 1998, the Company's historical financial statements are not representative of the financial results expected for future periods. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements of the Company and Predecessor and notes thereto included elsewhere herein.

                                                                                                SUCCESSOR
                                                    PREDECESSOR                       -----------------------------
                                ---------------------------------------------------      PERIOD
                                                                          PERIOD          FROM
                                                                           FROM         INCEPTION
                                                                        JANUARY 1,     (MARCH 19,
                                      YEAR ENDED DECEMBER 31,            1997 TO        1997) TO       YEAR ENDED
                                ------------------------------------   DECEMBER 21,   DECEMBER 31,    DECEMBER 31,
                                   1994         1995         1996          1997           1997            1998
                                ----------   ----------   ----------   ------------   -------------   -------------
STATEMENT OF OPERATIONS DATA:
  Revenues....................  $1,327,348   $1,499,392   $1,832,043    $1,218,268     $  737,858      $25,690,672
                                ----------   ----------   ----------    ----------     ----------      -----------
  Operating Expenses:
    Cost of Operations........     573,516      615,069      785,996       625,892        406,638       17,907,036
    General and
      Administrative..........     597,569      754,580      757,655       646,273        521,372        7,509,375
    Depreciation and
      Amortization............     115,397       94,948      122,296       121,496        127,338        1,348,357
                                ----------   ----------   ----------    ----------     ----------      -----------
         Total Operating
           expenses...........   1,286,392    1,464,597    1,665,947     1,393,661      1,055,348       26,764,768
                                ----------   ----------   ----------    ----------     ----------      -----------
  Income (Loss) from
    Operations................      40,956       34,795      166,096      (175,393)      (317,490)      (1,074,096)
  Interest Expense............      42,453       45,475       70,868        22,077        104,494          657,455
  Other Expense (Income)......       1,575        7,404       (2,500)     (204,124)            --            2,101
                                ----------   ----------   ----------    ----------     ----------      -----------
  Income (Loss) Before Income
    Taxes.....................      (3,072)     (18,084)      97,728         6,654       (421,984)      (1,733,652)
  Income Tax Provision
    (Benefit).................       3,565       (3,304)      39,094         4,334       (163,632)        (304,562)
                                ----------   ----------   ----------    ----------     ----------      -----------
  Net Income (Loss)...........  $   (6,637)  $  (14,780)  $   58,634    $    2,320     $ (258,352)     $(1,429,090)
                                ==========   ==========   ==========    ==========     ==========      ===========
  Net Income (Loss) per
    share -- Basic and
    Diluted...................         N/A          N/A          N/A           N/A          (0.13)     $     (0.17)
                                ==========   ==========   ==========    ==========     ==========      ===========
  Weighted average shares
    outstanding -- Basic and
    Diluted...................         N/A          N/A          N/A           N/A      1,940,536        8,427,407
                                ==========   ==========   ==========    ==========     ==========      ===========

                                                                   AT DECEMBER 31,
                                             ------------------------------------------------------------
                                               1994       1995        1996         1997          1998
                                             --------   ---------   ---------   -----------   -----------
BALANCE SHEET DATA:
  Working capital (deficit)................  $ 63,686   $(104,623)  $(130,188)  $(1,153,561)  $   938,120
  Intangibles, net(1)......................        --          --          --     1,473,489    20,166,445
  Total assets.............................   814,102     855,192   1,102,047     2,614,143    33,290,279
  Long-term debt, including current
    portion................................   457,237     437,735     539,859       303,955     9,327,940
  Retained earnings (deficit)..............   226,587     211,807     270,441      (258,352)   (1,687,442)
  Total shareholders' equity...............   227,087     212,307     270,941       812,453    19,016,070

---------------

(1) Intangibles, net, consist primarily of goodwill and noncompete agreements. Noncompete agreements are amortized over the lives of the contracts. Goodwill is being amortized over 40 years. See Note 2 to EarthCare's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     EarthCare engages in businesses relating to the NLW industry. These businesses include grease trap pumping, septic tank services (including designing, pumping and maintenance), sewer and drain cleaning services; high pressure jetting services, portable toilet servicing; bulk liquid waste transportation; on-site biotreatment systems; biosolids management; and liquid waste processing and disposal. The customers of EarthCare include restaurants, hospitals, military bases, office buildings, apartments, schools, municipalities, industrial businesses and single family residences.

     EarthCare intends to expand its business in the NLW industry through internal growth and the acquisition of local service providers throughout the United States. These acquisitions will be made with cash, shares of Common Stock or a combination of cash and Common Stock. EarthCare's strategy is to increase the efficiency and profitability of each of the acquisition targets through operational and marketing synergies with EarthCare's existing business operations.

     The NLW industry serves a basic need -- the collection, treatment and disposal of food and septic waste. Demand for NLW services is driven primarily by population and the general level of economic activity. Increasing regulation at the federal, state and local level, as well as increased awareness of and demand for, a safer and cleaner environment are creating the need for a more professional and environmentally responsible NLW industry.

GENERAL

     The Company derives the majority of its revenues from commercial and residential septic services (including designing, pumping and maintenance) (approximately 59% of current revenues) and to a lesser extent sewer and drain services (approximately 20% of current revenues). Collection fees charged to customers vary per gallon by waste stream according to constituents of the waste, expenses associated with processing the waste and competitive factors. Cost of operations consist of fixed costs such as salaries and benefits of vehicle operators and construction labor and variable costs such as supplies, fuel and equipment rentals. General and administrative costs consist primarily of compensation and related benefits for executives and administrative staff, advertising, office rent, communications and professional fees. Depreciation and amortization expense primarily relates to the depreciation of capital assets, the amortization of excess cost over the fair value of net assets acquired (goodwill) and other intangible assets. The Company's policy is to amortize goodwill over a 40-year life.

     From its inception on March 19, 1997 through December 31, 1998, the Company has acquired nine businesses, all of which were accounted for using the purchase method of accounting. In connection with these acquisitions the Company recorded goodwill of approximately $19.9 million, which is being amortized over 40 years. At December 31, 1998, the Company's balance sheet includes net goodwill of $19.5 million. This amount represents 59% of total assets and 103% of stockholders' equity. Goodwill arises when the purchase price and other related costs for a business acquisition exceed the fair value of the net assets acquired. Generally accepted accounting principles require that goodwill be amortized over the expected benefit period. The Company has reviewed all of the known factors and related anticipated future cash flows in evaluating the amount of goodwill recorded in conjunction with each business acquisition. From this analysis, the Company has concluded that the anticipated future cash flows associated with the recognized goodwill will continue indefinitely, and there is no persuasive evidence that any material portion of it will dissipate over a period shorter than 40 years. Prior to their acquisition by the Company, the acquired businesses were managed as independent private businesses, and their results of operations reflect different tax structures (S corporations and C corporations), which have influenced, among other things, their historical levels of owners' compensation. Certain owners who continued employment with the Company agreed to reductions in their compensation and benefits in connection with the acquisition of their businesses by the Company.

     In connection with each of its acquisitions, the Company attempts to implement a number of cost saving measures, including possible reductions in management levels and other personnel, the implementation of centralized management and cost controls and the elimination of duplicate collection routes.

RESULTS OF OPERATIONS

     On March 20, 1997, the Company purchased certain assets of Andrews associated with the Andrews grease disposal business. On December 22, 1997, the Company acquired the remaining assets and ongoing business of Andrews. For financial reporting purposes Andrews is considered the predecessor to the Company (the "Predecessor"). As a result of the Company's recent acquisitions and the limited period of ownership of the acquired businesses, the Company believes that the period-to-period comparisons and percentage relationships within the periods set forth below are not meaningful.

     The following table sets forth the percentage of certain items in relation to net revenue:

                                                                              SUCCESSOR
                                                                     ---------------------------
                                             PREDECESSOR             PERIOD FROM
                                    ------------------------------    INCEPTION
                                                     PERIOD FROM      (MARCH 19,        YEAR
                                     YEAR ENDED    JANUARY 1, 1997     1997) TO        ENDED
                                    DECEMBER 31,    DECEMBER 21,     DECEMBER 31,   DECEMBER 31,
                                        1996            1997             1997           1998
                                    ------------   ---------------   ------------   ------------
REVENUES..........................      100%             100%            100%           100%
EXPENSES
  Cost of Operations..............       43               51              55             70
  General and Administrative......       41               53              71             29
  Depreciation and Amortization...        7               10              17              5
                                        ---              ---             ---            ---
          TOTAL OPERATING
            EXPENSES..............       91              114             143            104
                                        ---              ---             ---            ---
INCOME (LOSS) FROM OPERATIONS.....        9              (14)            (43)            (4)
INTEREST EXPENSE..................        4                2              14              3
OTHER (INCOME) EXPENSE............       --              (17)             --             --
                                        ---              ---             ---            ---
INCOME (LOSS) BEFORE INCOME
  TAXES...........................        5                1             (57)            (7)
                                        ---              ---             ---            ---
INCOME TAX PROVISION (BENEFIT)....        2                1             (22)            (1)
                                        ---              ---             ---            ---
NET INCOME (LOSS).................        3%             --%             (35)%           (6)%
                                        ===              ===             ===            ===

  Year Ended December 31, 1998

     Net Income (Loss): For the year ended December 31, 1998, the Company reported a loss of $1,429,092 on revenues of $25,690,672.

     Revenues: Revenues for the year ended December 31, 1998, consist of revenues from each of the businesses acquired in 1997 plus revenues from businesses acquired during 1998 from the date of each acquisition. The nine completed acquisitions contributed approximately $24.2 million or 94% of revenues for the year ended December 31, 1998.

     Cost of Operations: Cost of operations consist of fixed costs such as salaries and benefits of vehicle operators and construction labor and variable costs such as supplies, fuel and equipment rentals. The operating margin for the year ended December 31, 1998, was 30%.

     General and Administrative: For the year ended December 31, 1998, general and administrative expense totaling $7,509,375 includes non-recurring expenses associated with the relocation of the corporate headquarters to Dallas, Texas; expenses associated with registering the Company as a reporting company with the Securities and Exchange Commission; and costs associated with the establishment of the Company's management team.

     Depreciation and Amortization: Depreciation and amortization was $1,348,357 or 5% of revenues for the year ended December 31, 1998.

     Loss from Operations: The loss from operations of $1,074,096 is primarily the result of the high level of general and administrative expense.

     Interest Expense: Interest expense for the year ended December 31, 1998 was $657,455. Interest was incurred at an average rate of approximately 7.2% during the year ended December 31, 1998.

     Income Tax Benefit: An income tax benefit of 38% of pretax loss has been computed in accordance with SFAS No. 109 "Accounting for Income Taxes." The tax benefit has been offset by a valuation allowance of $223,423. Realization of the net tax asset is dependent on the Company generating sufficient taxable income in future periods. During 1998, a determination was made by management that it is not likely that a portion of the deferred tax asset will be realized, accordingly, a valuation allowance has been recorded. As the Company continues to grow through acquisitions, management will evaluate the realizability of this asset and adjust the valuation allowance accordingly. To date, all acquisitions have been taxable asset purchases in which the Company obtained a full basis in acquired tangible and intangible assets. To the extent the Company makes future nontaxable acquisitions, the Company's effective rate may differ significantly from its statutory rate due to nondeductible goodwill amortization.

  Period from Inception (March 19, 1997) to December 31, 1997

     The financial statements of the Company for the period from inception (March 19, 1997) to December 31, 1997 reflect a net loss of $258,352 on revenues of $737,858.

     The Company completed three acquisitions in 1997: the grease division of Andrews in March 1997, Atlanta Grease Trap in August 1997 and the remaining assets of Andrews in December 1997. All three acquisitions have been accounted for using purchase accounting and the results of operations of the acquired businesses have been included in the consolidated financial statements from the date of each acquisition.

     Revenues: Revenues for period from inception (March 19, 1997) to December 31, 1997 consist of revenues from each of the businesses acquired from the date of each acquisition.

     Cost of Operations: The operating margin was 45%.

     General and Administrative: General and administrative expense has been and is projected to be a significant percentage of revenues in the early stages of the Company's growth. It is anticipated that as revenues grow from future acquisitions, that general and administrative expense as a percentage of revenue will decline. The amounts reported for general and administrative expense include a number of costs associated with establishing the Company and hiring employees.

     Depreciation and Amortization: Depreciation and amortization was $127,338 or 17% revenues.

     Loss from Operations: The loss from operations is due primarily to the high level of general and administrative expense as a percentage of revenue.

     Interest Expense: Interest expense of $104,494 was based on an average interest rate of 13% over the period.

     Income Tax Benefit: An income tax benefit of 39% of pretax loss was recorded for the period from inception (March 19, 1997) to December 31, 1997.

  Period from January 1, 1997 to December 21, 1997 Compared to Year Ended December 31, 1996

     Revenues: Revenues decreased 34% to $1,218,268 in 1997 from $1,832,043 in 1996. This decrease was primarily due to the sale of the grease business to EarthCare in March 1997.

     Cost of Operations: Cost of operations decreased 20% to $625,892 in 1997 from $785,996 in 1996. Cost of operations as a percentage of revenues increased to 51% in 1997 from 43% in 1996. The increase in cost of operations as a percentage of revenues was due to the sale of the more profitable grease business in March 1997.

     General and Administrative: General and administrative expense decreased to $646,273 in 1997 from $757,655 in 1996, a decrease of 15%. The decrease in general and administrative was a result of the sale of the grease business. As a percentage of sales, general and administrative increased to 53% in 1997 from 41% in 1996. This increase occurred because certain general and administrative expenses which supported both the grease business and the continuing business of Andrews were relatively fixed in nature, and were not decreased as a result of the sale of the grease business.

     Depreciation and Amortization: Depreciation and amortization remained relatively constant, at approximately $122,000. The disposition of assets associated with the grease business did not significantly affect depreciation, because the majority of the assets sold had been fully depreciated.

     Loss (Income) from Operations: The loss from operations of $175,393 for 1997, as compared to income from operations of $166,096 in 1996, was primarily due to the loss of revenue from the sale of the grease business and the inability to reduce expenses to the extent that revenue was diminished.

     Interest Expense: Interest expense decreased from $70,868 in 1996 to $22,077 in 1997, due to decreased capital expenditures in 1997, and the decrease in debt and interest payments associated with certain assets sold in conjunction with the grease business.

     Other, Net: Other, net includes a gain on sale of assets of approximately $240,000 recorded in connection with the sale of the grease business.

     Provision for Income Taxes: The effective tax rate increased from 40% in 1996 to 65% in 1997 due to the low level of income in 1997 and the relatively fixed nature of certain items which are not deductible for tax purposes.

SEASONALITY AND INFLATION

     The Company's operations are affected by the weather. Rainy weather requires more frequent septic and grease trap maintenance and dry weather reduces the need for servicing septic systems. Although the Company experiences a certain degree of seasonality in its operations due to weather, this seasonality is lessened through its operations in various geographic areas.

     The Company believes that inflation and changing prices have not had, and are not expected to have, any material adverse effect on its results of operations in the near future.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had cash of approximately $1.0 million and working capital of $938,120. During the year ended December 31, 1998, the Company's net cash used in operating activities totalled $1,470,683, of which $1,429,090 was due to the net loss and $1,246,540 was due to changes in account balances of operating assets and liabilities. Such amounts were partially offset by non-cash charges of $1,204,947, primarily depreciation and amortization of goodwill.

     The Company used $21,460,495 in investing activities during the year ended December 31, 1998. This amount is composed of $20,416,428 related to the 1998 business acquisitions and $1,044,067 related to other capital expenditures.

     Net cash provided by financing activities for the year ended December 31, 1998 totalled $23,775,220. This amount includes proceeds of $15,500,000 from the sale of common stock and $2,383,987 from the exercise of stock options and warrants. The balance provided by financing activities of $5,891,233 relates to net borrowings.

     On June 26, 1998 the Company entered into the $40 million revolving Credit Agreement with Bank of America, which was amended as of September 30, 1998. The Company may obtain up to $5 million in letters of credit, subject to availability under the Credit Agreement. Interest is payable monthly at variable rates, depending on the Company's Funded Debt to EBITDA (as defined in the Credit Agreement), but is capped at LIBOR plus 2.25%. The Credit Agreement expires September 26, 2001, is secured by a first lien on substantially all assets of the Company and requires the Company to maintain certain financial covenants beginning September 30, 1998. As of December 31, 1998, the Company was in compliance with the financial covenants. In connection with entering into the Credit Agreement, two existing lines of credit (the "Prior Credit Facilities") with availability of $16.6 million were repaid and canceled. As of December 31, 1998, the outstanding balance under the Credit Agreement was $7,418,126. Availability of funds under the Credit Agreement is limited by the requirement that the Company comply with various loan covenants on a quarterly basis. The Company's primary requirements for capital (other than those related to acquisitions) consists of purchasing vehicles and equipment used in the operation of its businesses. During the year ended December 31, 1998, the Company made $1,044,067 in such capital expenditures. The Company believes that funds provided by operations, together with cash on hand and funds available under the Credit Agreement, will be adequate to meet the Company's anticipated capital expenditures for 1999.

     The Company intends to continue to pursue internal growth and acquisition opportunities. The timing, size or success of any acquisitions effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions primarily through a combination of cash on hand, borrowings under the Credit Agreement and the issuance of shares of Common Stock.

YEAR 2000

     The Company has conducted operations for less than two years and has only recently grown large enough to require sophisticated computing systems. A complete review of all of the Company's computing needs has recently been undertaken and completed, including various Year 2000 compliant computer programs. The Company has selected Year 2000 compliant hardware and software for its computing needs and began implementation of these new systems during the fourth quarter of 1998, which implementation should ensure proper processing of transactions relating to the Year 2000 and beyond. The Company expects the conversion of all systems to be completed in the fourth quarter of 1999 and estimates the total capital costs of the new Year 2000 compliant hardware, systems and software to be under $1,000,000. As of December 31, 1998, approximately $400,000 in Year 2000 costs have been incurred, all of which has been capitalized.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements, together with the reports thereon, begin on page F-1.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information contained under the heading "Information concerning Directors" in the Company's Proxy Statement for its annual meeting of stockholders to be held on May 6, 1999 is incorporated herein by reference. See
Item 4A of Part I hereof for information regarding the Company's executive officers.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to the Company's Proxy Statement for the Company's 1999 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to the Company's Proxy Statement for the Company's 1999 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to the Company's Proxy Statement for the Company's 1999 annual meeting of stockholders.

                                    PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report.

          (1) Financial statements of EarthCare Company and Subsidiaries are listed on the Index to Financial Information on page F-1 of this report.

          (2) Financial Statement Schedule:

             Schedule II -- Valuation and Qualifying Accounts for EarthCare Company

          (3) Exhibits:

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
           2.0           -- Merger Agreement by and between Microlytics, Inc. and
                           SanTi Group, Inc., dated March 6, 1998 (incorporated by
                           reference to Exhibit 2.0 to the Company's Registration
                           Statement on Form 10, Registration No. 00024685, as
                           amended)
           3.1           -- Certificate of Incorporation of the Company dated May 13,
                           1998 (incorporated by reference to Exhibit 3.1 to the
                           Company's Registration Statement on Form 10, Registration
                           No. 00024685, as amended)
           3.2           -- Bylaws of the Company (incorporated by reference to
                           Exhibit 3.2 to the Company's Registration Statement on
                           Form 10, Registration No. 00024685, as amended)
           4.1           -- Article IV of Registrant's Certificate of Incorporation
           4.2           -- Article VI of Registrant's Certificate of Incorporation
           9.1           -- Voting Trust Agreement (incorporated by reference to
                           Exhibit 9.1 to the Company's Registration Statement on
                           Form 10, Registration No. 00024685, as amended)

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
          10.1           -- Credit Agreement dated June 26, 1998 between SanTi Group,
                           Inc., various financial institutions and Bank of America
                           National Trust Association as Agent (incorporated by
                           reference to Exhibit 10.1 to the Company's Registration
                           Statement on Form 10, Registration No. 00024685, as
                           amended)
          10.2           -- Company Pledge Agreement dated as of June 26, 1998,
                           between SanTi Group, Inc., and Bank of America National
                           Trust Association as Agent (incorporated by reference to
                           Exhibit 10.2 to the Company's Registration Statement on
                           Form 10, Registration No. 00024685, as amended)
          10.3           -- Security Agreement dated as of June 26, 1998, among
                           SanTi, Inc., each subsidiary of SanTi Group, Inc. and Bank of America National Trust Association as Agent
                           (incorporated by reference to Exhibit 10.3 to the
                           Company's Registration Statement on Form 10, Registration
                           No. 00024685, as amended)
          10.4           -- Asset Purchase Agreement dated as of January 22, 1998 by and between SanTi Group of Pennsylvania, Ferrero
                           Wastewater Management, Inc., A. Thomas Ferrero, Jr. and A.
                           Thomas Ferrero, III (incorporated by reference to Exhibit
                           10.4 to the Company's Registration Statement on Form 10,
                           Registration No. 00024685, as amended)
          10.5           -- Asset Purchase Agreement dated as of December 22, 1997 by and between Bone-Dry Enterprises, Inc. Andrews
                           Environmental Services, Inc. and W. Ronald Andrews
                           (incorporated by reference to Exhibit 10.5 to the
                           Company's Registration Statement on Form 10, Registration
                           No. 00024685, as amended)
          10.6           -- Asset Purchase Agreement dated as of February 13, 1998 by and between SanTi Group of Florida, Inc., A Rapid Rooter
                           Sewer & Drain Service, Inc., William E. Rice, Joan E.
                           Rice, Alfonse J. Grunskis, Diane Rice Grunskis, Donald E.
                           Rice and Ruth Ann Rice (incorporated by reference to
                           Exhibit 10.6 to the Company's Registration Statement on
                           Form 10, Registration No. 00024685, as amended)
          10.7           -- Asset Purchase Agreement dated as of February 17, 1998 by and between Bone-Dry Enterprises, Inc., Quality Plumbing &
                           Septic, Ronda R. McMichael and Forney L. McMichael
                           (incorporated by reference to Exhibit 10.7 to the
                           Company's Registration Statement on Form 10, Registration
                           No. 00024685, as amended)
          10.8           -- Asset Purchase Agreement dated as of March 6, 1998 by and between SanTi Group of Florida, Inc. Seagraves, Inc.,
                           William D. Seagraves, Seaburn Seagraves and Angelina
                           Seagraves (incorporated by reference to Exhibit 10.8 to
                           the Company's Registration Statement on Form 10,
                           Registration No. 00024685, as amended)
          10.9           -- Asset Purchase Agreement dated as of March 6, 1998 by and between SanTi Group of Florida, Inc., Grease-Tec, Inc.,
                           William D. Seagraves, Seaburn Seagraves and Angelina
                           Seagraves (incorporated by reference to Exhibit 10.9 to
                           the Company's Registration Statement on Form 10,
                           Registration No. 00024685, as amended)
          10.10          -- Asset Purchase Agreement dated as of April 30, 1998 by
                           and between SanTi Group of New York, Inc., RGM Liquid
                           Waste Removal Corporation, and Ralph G. Macchio
                           (incorporated by reference to Exhibit 10.10 to the
                           Company's Registration Statement on Form 10, Registration
                           No. 00024685, as amended)
          10.11          -- Asset Purchase Agreement dated as of April 30, 1998 by
                           and between SanTi Group of New York, Inc., Devito
                           Environmental Corporation, and Rosalie Macchio
                           (incorporated by reference to Exhibit 10.11 to the
                           Company's Registration Statement on Form 10, Registration
                           No. 00024685, as amended)

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
          10.12          -- Asset Purchase Agreement dated as of April 30, 1998 by
                           and between SanTi Group of New York, Inc., Advanced
                           Transfer Technology, Inc., and Steve Macchio (incorporated by reference to Exhibit 10.12 to the Company's
                           Registration Statement on Form 10, Registration No.
                           00024685, as amended)
          10.13          -- Asset Purchase Agreement dated as of April 30, 1998 by
                           and between SanTi Group of New York, Inc., Envirotec
                           Leasing and Rental Corporation, and Steve Macchio
                           (incorporated by reference to Exhibit 10.13 to the
                           Company's Registration Statement on Form 10, Registration
                           No. 00024685, as amended)
          10.14          -- Asset Purchase Agreement dated as of May 8, 1998 by and between SanTi Group of Pennsylvania, Inc., Eldredge
                           Wastewater Management, Inc., Robert Eldredge, Curtis
                           Eldredge, and John Eldredge. (incorporated by reference to
                           Exhibit 10.14 to the Company's Registration Statement on
                           Form 10, Registration No. 00024685, as amended)
          10.15          -- Contract for Purchase and Sale of Certain Assets of
                           Andrews Environmental Services, Inc. dated March 20, 1997
                           among and between Bone-Dry Enterprises, Inc. and Andrews
                           Environmental Services, Inc. (incorporated by reference to
                           Exhibit 10.15 to the Company's Registration Statement on
                           Form 10, Registration No. 00024685, as amended)
          10.16          -- Employment Agreement between EarthCare Company and Terry
                           Patrick dated June 1, 1998. (incorporated by reference to
                           Exhibit 10.16 to the Company's Registration Statement on
                           Form 10, Registration No. 00024685, as amended)
          10.17          -- Form of Lock-Up Agreement (incorporated by reference to
                           Exhibit 10.17 to the Company's Registration Statement on
                           Form 10, Registration No. 00024685, as amended)
          10.18          -- Employment Agreement between EarthCare Company and James
                           E. Farrell dated October 9, 1998. (incorporated by
                           reference to Exhibit 10.18 to the Company's Registration
                           Statement on Form 10, Registration No. 00024685, as
                           amended)
          10.19          -- Reifsneider Transportation, Inc. Stock Purchase Agreement
                           dated February 26, 1999 (incorporated by reference to
                           Exhibit 2.1 to the Company's Form 8-K dated March 1, 1999
          21.0           -- Subsidiaries of EarthCare Company. (incorporated by
                           reference to Exhibit 21.0 to the Company's Registration
                           Statement on Form 10, Registration No. 00024685, as
                           amended)
          27.1           -- Financial Data Schedule (for SEC use only)

     (b) Reports filed on Form 8-K during the fourth quarter of 1998:

          Form 8-K dated December 16, 1998, reporting a change in the Company's accountants.

                               EARTHCARE COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
      FOR THE PERIOD FROM INCEPTION (MARCH 19, 1997) TO DECEMBER 31, 1998

                                         BALANCE AT   CHARGED TO   CHARGED TO                  BALANCE
                                         BEGINNING    COSTS AND      OTHER                     AT END
                                         OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS*   OF PERIOD
                                         ----------   ----------   ----------   -----------   ---------
Period ending December 31, 1997
  Allowance for doubtful accounts......   $    --      $ 17,875       $ --        $    --     $ 17,875
Year ending December 31, 1998
  Allowance for doubtful accounts......   $17,875      $280,497       $ --        $20,387     $277,985

---------------

* Deductions represent the write-off of uncollectible receivables, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on March 23(RD), 1999.

                                            EARTHCARE COMPANY

                                            By:    /s/ TERRY W. PATRICK
                                              ----------------------------------
                                                       Terry W. Patrick
                                                President and Chief Operating
                                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

            /s/ DONALD F. MOOREHEAD, JR.               Chairman, Chief Executive        March 23, 1999
-----------------------------------------------------    Officer (Principal Executive
              Donald F. Moorehead, Jr.                   Officer) and Director

                 /s/ RAYMOND M. CASH                   Vice Chairman and Director       March 26, 1999
-----------------------------------------------------
                   Raymond M. Cash

                /s/ TERRY W. PATRICK                   President, Chief Operating       March 23, 1999
-----------------------------------------------------    Officer and Director
                  Terry W. Patrick

                /s/ JAMES E. FARRELL                   Vice President and Chief         March 23, 1999
-----------------------------------------------------    Financial Officer (Principal
                  James E. Farrell                       Financial and Principal
                                                         Accounting Officer)

               /s/ WILLIAM P. HULLIGAN                 Director                         March 23, 1999
-----------------------------------------------------
                 William P. Hulligan

                /s/ BRIAN ROSBOROUGH                   Director                         March 23, 1999
-----------------------------------------------------
                  Brian Rosborough

                 /s/ KENNETH R. PEAK                   Director                         March 23, 1999
-----------------------------------------------------
                   Kenneth R. Peak

                  /s/ EUGENE ROELKE                    Director                         March 23, 1999
-----------------------------------------------------
                    Eugene Roelke

                         INDEX TO FINANCIAL INFORMATION

                                                               PAGE
                                                               ----

EarthCare Company and Subsidiaries
  Report of Independent Accountants.........................    F-3
  Report of Independent Public Accountants..................    F-4
  Consolidated Balance Sheet................................    F-5
  Consolidated Statement of Operations......................    F-6
  Consolidated Statement of Stockholders' Equity............    F-7
  Consolidated Statement of Cash Flows......................    F-8
  Notes to Consolidated Financial Statements................    F-9

The historical financial statements of certain acquired
companies are included in this filing. The operating results of these acquirees should not be considered indicative of
the Company's future operating results.
Andrews Environmental Services, Inc.
  Report of Independent Public Accountants..................   F-19
  Balance Sheet.............................................   F-20
  Statement of Operations...................................   F-21
  Statement of Stockholders' Equity.........................   F-22
  Statement of Cash Flows...................................   F-23
  Notes to Financial Statements.............................   F-24
Ferrero Wastewater Management, Inc.
  Report of Independent Accountants.........................   F-28
  Report of Independent Public Accountants..................   F-29
  Balance Sheet.............................................   F-30
  Statement of Operations...................................   F-31
  Statement of Stockholders' Equity.........................   F-32
  Statement of Cash Flows...................................   F-33
  Notes to Financial Statements.............................   F-34
A Rapid Rooter Sewer & Drain Service, Inc.
  Report of Independent Accountants.........................   F-37
  Report of Independent Public Accountants..................   F-38
  Balance Sheet.............................................   F-39
  Statement of Operations...................................   F-40
  Statement of Stockholders' Equity.........................   F-41
  Statement of Cash Flows...................................   F-42
  Notes to Financial Statements.............................   F-43
Seagraves, Inc. (d.b.a. Brownie Environmental Services) and
  Grease-Tec, Inc.
  Report of Independent Accountants.........................   F-46
  Report of Independent Public Accountants..................   F-47
  Combined Balance Sheet....................................   F-48
  Combined Statement of Operations..........................   F-49
  Combined Statement of Stockholders' Equity................   F-50
  Combined Statement of Cash Flows..........................   F-51
  Notes to Combined Financial Statements....................   F-52

                                                               PAGE
                                                               ----
RGM Liquid Waste Removal Corporation and Affiliates
  Report of Independent Accountants.........................   F-55
  Report of Independent Public Accountants..................   F-56
  Combined Balance Sheet....................................   F-57
  Combined Statement of Operations..........................   F-58
  Combined Statement of Stockholders' Equity................   F-59
  Combined Statement of Cash Flows..........................   F-60
  Notes to Combined Financial Statements....................   F-61
Eldredge Wastewater Management, Inc.
  Report of Independent Accountants.........................   F-66
  Report of Independent Public Accountants..................   F-67
  Balance Sheet.............................................   F-68
  Statement of Operations...................................   F-69
  Statement of Stockholder's Equity.........................   F-70
  Statement of Cash Flows...................................   F-71
  Notes to Financial Statements.............................   F-72

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of EarthCare Company

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and stockholders' equity and cash flows present fairly, in all material respects, the financial position of EarthCare Company and Subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

                                            PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 13, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To EarthCare Company:

     We have audited the accompanying consolidated balance sheet of EARTHCARE COMPANY (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from inception (March 19, 1997) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EarthCare Company and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the period from inception (March 19, 1997) to December 31, 1997 in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Atlanta, Georgia
April 2, 1998 (except for the fourth paragraph of Note 1 as to which the date is June 29, 1998)

                       EARTHCARE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1998
                                                              ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  195,552    $ 1,039,594
  Accounts receivable, net of allowance for doubtful
     accounts of $17,875 and $277,985 in 1997 and 1998,
     respectively...........................................      125,777      3,960,520
  Prepaid expenses..........................................       81,089        557,669
  Note receivable...........................................           --         67,959
  Deferred income taxes.....................................       65,471        377,147
                                                               ----------    -----------
          Total current assets..............................      467,889      6,002,889
                                                               ----------    -----------
PROPERTY AND EQUIPMENT, NET.................................      561,542      4,910,004
                                                               ----------    -----------
OTHER NONCURRENT ASSETS:
  Intangibles, net..........................................    1,473,489     20,166,445
  Deferred income taxes.....................................       98,161        246,913
  Other assets..............................................       13,062      1,964,028
                                                               ----------    -----------
                                                                1,584,712     22,377,386
                                                               ----------    -----------
                                                               $2,614,143    $33,290,279
                                                               ==========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................   $   37,774    $ 2,761,451
  Accrued expenses..........................................      339,961      2,184,818
  Lines of credit...........................................    1,120,000             --
  Current portion of long-term debt.........................      123,715        118,500
                                                               ----------    -----------
          Total current liabilities.........................    1,621,450      5,064,769
                                                               ----------    -----------
LONG-TERM DEBT, NET OF CURRENT PORTION......................      180,240      9,209,440
COMMITMENTS (NOTES 6 AND 10)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value; 30,000,000 shares
     authorized, 0 shares issued and outstanding............           --             --
  Common stock, $.0001 par value; 70,000,000 shares
     authorized, 4,401,695 and 9,571,533 shares issued and
     outstanding in 1997 and 1998, respectively.............          441            957
  Additional paid-in capital................................    1,070,364     20,702,555
  Accumulated deficit.......................................     (258,352)    (1,687,442)
                                                               ----------    -----------
          Total stockholders' equity........................      812,453     19,016,070
                                                               ----------    -----------
                                                               $2,614,143    $33,290,279
                                                               ==========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       EARTHCARE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                PERIOD FROM
                                                                 INCEPTION
                                                              (MARCH 19, 1997)    YEAR ENDED
                                                              TO DECEMBER 31,    DECEMBER 31,
                                                                    1997             1998
                                                              ----------------   ------------
REVENUES....................................................     $  737,858      $25,690,672
                                                                 ----------      -----------
EXPENSES:
  Cost of operations........................................        406,638       17,907,036
  General and administrative................................        521,372        7,509,375
  Depreciation and amortization.............................        127,338        1,348,357
                                                                 ----------      -----------
          Total operating expenses..........................      1,055,348       26,764,768
                                                                 ----------      -----------
INCOME (LOSS) FROM OPERATIONS...............................       (317,490)      (1,074,096)
OTHER EXPENSE (INCOME):
  Interest..................................................        104,494          657,455
  Other.....................................................             --            2,101
                                                                 ----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES...........................       (421,984)      (1,733,652)
INCOME TAX PROVISION (BENEFIT)..............................       (163,632)        (304,562)
                                                                 ----------      -----------
NET INCOME (LOSS)...........................................     $ (258,352)     $(1,429,090)
                                                                 ==========      ===========
INCOME (LOSS) PER SHARE:
  Basic and diluted.........................................     $     (.13)     $      (.17)
                                                                 ==========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and diluted.........................................      1,940,536        8,427,407
                                                                 ==========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       EARTHCARE COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       COMMON STOCK      ADDITIONAL
                                    ------------------     PAID-IN     ACCUMULATED
                                     SHARES     AMOUNT     CAPITAL       DEFICIT        TOTAL
                                    ---------   ------   -----------   -----------   -----------
BALANCE, MARCH 19, 1997
  (INCEPTION).....................  1,115,816    $112    $      (112)  $        --   $        --
  Sale of common stock............  3,250,000     325        789,675            --       790,000
  Issuance of common stock in
     settlement of notes
     payable......................     14,479       2        263,683            --       263,685
  Issuance of common stock for
     acquired business............     21,400       2         17,118            --        17,120
  Net loss........................         --      --             --      (258,352)     (258,352)
                                    ---------    ----    -----------   -----------   -----------
BALANCE, DECEMBER 31, 1997........  4,401,695     441      1,070,364      (258,352)      812,453
  Sale of common stock............  3,753,397     375     15,499,625            --    15,500,000
  Issuance of common stock for
     acquired businesses..........    460,000      46      1,544,454            --     1,544,500
  Exercise of stock options.......    627,500      63        473,062            --       473,125
  Exercise of warrants............    328,941      32      1,910,830            --     1,910,862
  Issuance of warrant for debt
     issuance costs...............         --      --        100,000            --       100,000
  Issuance of options for
     non-employee compensation....         --      --        104,220            --       104,220
  Net loss........................         --      --             --    (1,429,090)   (1,429,090)
                                    ---------    ----    -----------   -----------   -----------
BALANCE, DECEMBER 31, 1998........  9,571,533    $957    $20,702,555   $(1,687,442)  $19,016,070
                                    =========    ====    ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       EARTHCARE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              PERIOD FROM
                                                               INCEPTION
                                                               (MARCH 19,
                                                                1997) TO      YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1998
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  (258,352)   $ (1,429,090)
                                                              -----------    ------------
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................      127,338       1,348,357
     Bad debt expense.......................................           --         280,497
     Deferred income taxes..................................     (163,632)       (460,428)
     Noncash expenses.......................................           --          36,521
     Changes in assets and liabilities, excluding effects of
      acquired businesses:
       Accounts receivable..................................     (125,777)     (4,115,240)
       Notes receivable.....................................           --          26,124
       Other current assets.................................      (81,089)       (476,580)
       Other assets.........................................      (13,062)       (189,358)
       Accounts payable.....................................       37,774       2,723,677
       Accrued expenses.....................................      339,961         784,837
                                                              -----------    ------------
          Total adjustments.................................      121,513         (41,593)
                                                              -----------    ------------
          Net cash used in operating activities.............     (136,839)     (1,470,683)
                                                              -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................      (15,432)     (1,044,067)
  Business acquisitions.....................................   (1,531,337)    (19,056,428)
  Escrow deposits for business acquisitions.................           --      (1,360,000)
                                                              -----------    ------------
          Net cash used in investing activities.............   (1,546,769)    (21,460,495)
                                                              -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit......................    1,120,000              --
  Proceeds from long-term debt..............................           --      15,632,187
  Payments of long-term debt................................      (30,840)     (9,740,954)
  Sale of common stock......................................      790,000      15,500,000
  Exercise of stock options and warrants....................           --       2,383,987
                                                              -----------    ------------
          Net cash provided by financing activities.........    1,879,160      23,775,220
                                                              -----------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................      195,552         844,042
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............           --         195,552
                                                              -----------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $   195,552    $  1,039,594
                                                              ===========    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest....................................  $    78,763    $    657,455
                                                              ===========    ============
  Cash paid for income taxes................................  $        --    $    157,000
                                                              ===========    ============
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Notes payable issued for business acquisitions............  $   257,350    $  2,000,000
                                                              ===========    ============
  Notes payable issued for noncompete agreements............  $   341,130    $         --
                                                              ===========    ============
  Common stock issued for business acquisitions.............  $    17,120    $  1,544,500
                                                              ===========    ============
  Common stock issued in settlement of notes payable........  $   263,685    $         --
                                                              ===========    ============
  Fair value of warrant issued for debt issuance costs......  $        --    $    100,000
                                                              ===========    ============
  Fair value of options issued to non-employees for
     services...............................................  $        --    $    104,220
                                                              ===========    ============

 The accompanying notes are an integral part of these consolidated statements.

                       EARTHCARE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND BASIS OF PRESENTATION

     EarthCare Company, ("EarthCare" or the "Company") was incorporated on August 19, 1997 as a Delaware corporation under the name SanTi Group, Inc. On September 21, 1998, the Company's certificate of incorporation was amended (the "Amendment") to change the Company's name from SanTi Group, Inc. to EarthCare Company. All references to the Company included in the consolidated financial statements and notes to consolidated financial statements treat the Amendment as if it occurred August 19, 1997.

     EarthCare engages in the following services relating to the nonhazardous liquid waste ("NLW") industry: biosolids management, bulk liquid waste transportation, liquid waste processing and disposal, maintenance and pumping. EarthCare's customers include restaurants, hospitals, military bases, office buildings, apartments, schools, municipalities, industrial businesses and single family residences.

     Bone-Dry Enterprises, Inc. ("Bone-Dry") was incorporated on March 19, 1997 as a Georgia corporation. On December 1, 1997, all shares of Bone-Dry common stock were exchanged for EarthCare common stock. Since the Company and Bone-Dry were under common ownership since their respective dates of inception, the accompanying financial statements are for the period from the inception of Bone Dry (March 19, 1997) to December 31, 1997. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, EarthCare Company of Florida, Inc., EarthCare Company of Pennsylvania, Inc., and EarthCare Company of New York, Inc. All material intercompany balances and transactions have been eliminated.

     On May 13, 1998, SanTi Group, Inc. ("SGI") was merged with and into Microlytics, Inc. ("Micro") under an agreement and plan of merger, with Micro surviving and changing its name to SanTi Group, Inc. ("the Merger"). The Merger was subject to the approval of the United States Bankruptcy Court for the Western District of New York. On the effective date of the Merger, each issued and outstanding share of SGI Stock was converted into one share of common stock of Micro (now EarthCare). These exchange ratios were determined after the 1 for 400 reverse split of Common Stock pursuant to a Plan of Reorganization. Immediately prior to the Merger, Micro had 1,115,816 shares of common stock outstanding and warrants to purchase an additional 500,000 shares with an exercise price of $5.80, of which 250,000 were exercised immediately following the Merger. This exchange resulted in the receipt by SGI stockholders of approximately 8,088,379 shares of Common Stock, representing approximately 86.2% of the shares of Common Stock issued and outstanding on the effective date of the Merger. The Merger was accounted for as a capital transaction accompanied by a recapitalization of EarthCare. All costs incurred in connection with the Merger were expensed.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents. The Company maintains its cash in bank deposit accounts, which at times may exceed the federal insurance limits. As of December 31, 1998, the Company had cash in banks totaling $711,000 in excess of federal depository insurance limits.

ACCOUNTS RECEIVABLE

     Accounts receivable represent short-term credit granted to the Company's customers for which collateral is generally not required. Credit risk on receivables is considered by management to be limited due to the variety of industries served and geographic dispersion of customers.

                       EARTHCARE COMPANY AND SUBSIDIARIES

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is provided on the straight-line basis using useful lives of 5 to 7 years for machinery and equipment and office equipment and 20 years for buildings and improvements. Leasehold improvements are depreciated over the shorter of the term of the lease or the useful life of the improvements. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

INTANGIBLES

     As of December 31, 1997 and 1998, intangibles consisted of the following:

                                                                1997          1998
                                                             ----------    -----------
Goodwill...................................................  $1,270,473    $19,876,923
Noncompete agreements......................................     298,480        961,279
                                                             ----------    -----------
                                                              1,568,953     20,838,202
Accumulated amortization...................................     (95,464)      (671,757)
                                                             ----------    -----------
                                                             $1,473,489    $20,166,445
                                                             ==========    ===========

     Noncompete agreements were entered into in connection with certain of the Company's acquisitions and were valued based on the estimated benefit to be derived from such noncompete agreements. Noncompete agreements are being amortized over the lives of the contracts. Goodwill arises when the purchase price and other related costs for a business acquisition exceed the fair value of the net assets acquired. Goodwill is being amortized over 40 years. Amortization expense associated with intangibles was $95,464 for the period from inception (March 19, 1997) to December 31, 1997 and was $572,426 for the year ended December 31, 1998.

LONG-LIVED ASSETS

     The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and intangibles, to determine whether any impairments are other than temporary. The Company assesses impairment by determining whether the carrying value of such long-lived assets will be recovered through undiscounted expected future cash flows. No impairment losses were recorded during the period from inception (March 19, 1997) to December 31, 1997 or during the year ended December 31, 1998.

REVENUE RECOGNITION

     The Company recognizes revenues as services are provided.

ADVERTISING COSTS

     The Company expenses advertising costs over the period that the benefit is received. Advertising expense was approximately $9,000 and $974,000 during 1997 and 1998, respectively.

EARNINGS PER SHARE

     Basic earnings per share are based on the weighted average number of shares outstanding. Diluted earnings per share are based on the weighted average number of shares outstanding and the dilutive effect of stock options and warrants outstanding (using the treasury stock method) and contingently issuable shares. For the period from inception (March 19, 1997) to December 31, 1997, outstanding options of 612,500 and contingently issuable shares have been excluded from diluted weighted average shares outstanding, as their impact was antidilutive. Such antidilutive options and warrants of 2,304,009 and 70,000 contingently issuable

                       EARTHCARE COMPANY AND SUBSIDIARIES
shares have been excluded from diluted weighted average shares outstanding for the year ended December 31, 1998.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. ACQUISITIONS

     In fiscal year 1997, the Company acquired the following businesses:

          On March 20, 1997, Bone-Dry purchased certain assets of Andrews Environmental Services, Inc. ("Andrews") associated with Andrews Grease Disposal Business ("Andrews Grease"). Andrews Grease is in the business of commercial and governmental grease extraction, collection, and transportation services primarily in the state of Georgia. Consideration associated with the purchase was $475,000 in cash and $257,350 in notes payable.

          On August 27, 1997, Bone-Dry purchased Atlanta Grease Trap Service ("Atlanta Grease"), a Georgia sole proprietorship, for $360,000 in cash. Atlanta Grease is in the business of commercial and governmental grease extraction, collection, and transportation services in the state of Georgia.

          On December 22, 1997, Bone-Dry purchased substantially all of the remaining assets of Andrews. Andrews is engaged in the nonhazardous liquid waste and septic waste collection, transportation, management, and disposal business primarily in the state of Georgia. Consideration associated with the purchase was $660,000 in cash and 21,400 shares of EarthCare common stock. Contingent consideration of 13,600 shares of EarthCare common stock was paid in December 1998.

     The acquisitions of Andrews Grease, Atlanta Grease, and Andrews were accounted for using the purchase method of accounting; accordingly, the purchase prices have been allocated to the assets acquired based on their respective fair values at the dates of acquisition. The resulting excess of purchase prices over fair values of assets acquired was recorded as goodwill. Goodwill recorded in the purchases of Andrews Grease, Atlanta Grease, and Andrews was $482,350, $360,000, and $349,136, respectively.

     In fiscal year 1998, the Company acquired the following businesses:

          On January 22, 1998, the Company purchased Ferrero Wastewater Management, Inc. ("Ferrero"), a Pennsylvania corporation. Ferrero is engaged in the nonhazardous liquid waste and septic waste collection, transportation, management, and disposal business in and around Ambler, Pennsylvania. Consideration was $2,240,100 in cash and 90,000 shares of SanTi common stock. Contingent consideration of $248,900 in cash and 10,000 shares of EarthCare common stock was paid in the fourth quarter of 1998 in accordance with the terms of the purchase agreement.

          On February 13, 1998, the Company purchased A Rapid Rooter Sewer & Drain Service, Inc. ("A Rapid"), a Florida corporation. A Rapid is engaged in the nonhazardous liquid waste and septic waste collection, transportation, management, and disposal business in and around Pompano Beach, Florida. Consideration was $3,990,120 in cash and 100,000 shares of EarthCare common stock.

          On February 17, 1998, the Company purchased Quality Plumbing and Septic, Inc. ("Quality"), a Georgia corporation. Quality is engaged in the nonhazardous liquid waste and septic waste collection, transportation, management, and disposal business in and around Douglasville, Georgia. Consideration

                       EARTHCARE COMPANY AND SUBSIDIARIES
     was $2,000,000 in cash. Contingent consideration of $250,000 and 10,000 shares of EarthCare common stock was paid in June 1998.

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

          On May 1, 1998, the Company purchased RGM Liquid Waste Removal Corporation and Affiliates ("RGM"), consisting of four New York corporations. RGM is engaged in the nonhazardous liquid waste and septic waste collection, transportation, management, and disposal business in and around Long Island, New York. Consideration was $4,500,000 in cash and 105,000 shares of EarthCare common stock. Contingent consideration of $1,000,000 and 55,000 shares of EarthCare common stock may be payable 365 days after the date of purchase.

          On May 8, 1998, the Company purchased Eldredge Wastewater Management, Inc., a Pennsylvania corporation. Eldredge is engaged in the nonhazardous liquid waste and septic waste collection, transportation, management, and disposal business in and around Philadelphia, Pennsylvania. Consideration was $2,040,000 in cash and 85,000 shares of EarthCare common stock. Contingent consideration of $360,000 and 15,000 shares of EarthCare common stock may be payable 13 months after the date of purchase.

     The acquisitions completed in fiscal 1998 were accounted for using the purchase method of accounting; accordingly, the purchase prices have been allocated to the assets acquired based on their respective fair values at the dates of acquisition. The resulting excess of purchase prices over fair values of assets acquired was recorded as goodwill. Goodwill recorded in 1998 totalled $18,606,450.

     The Company's unaudited pro forma consolidated results of operations for the years ended December 31, 1997 and 1998, shown below are presented assuming that the 1997 and 1998 acquisitions had been consummated on January 1, 1997:

                                                                1997          1998
                                                             -----------   -----------
Pro forma revenue..........................................  $30,922,308   $32,391,558
Pro forma net (loss).......................................     (545,987)   (1,532,754)
Pro forma (loss) per share.................................  $      (.23)  $      (.18)

     The Company's unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated the acquired businesses as of the beginning of each respective period.

                       EARTHCARE COMPANY AND SUBSIDIARIES

4. PROPERTY AND EQUIPMENT

     At December 31, 1997 and 1998, property and equipment consisted of the following:

                                                                1997        1998
                                                              --------   ----------
Machinery and equipment.....................................  $593,416   $4,692,551
Buildings and improvements..................................        --      110,627
Office equipment............................................        --      684,063
Leasehold improvements......................................        --      103,755
                                                              --------   ----------
                                                               593,416    5,590,996
Less accumulated depreciation...............................   (31,874)    (680,992)
                                                              --------   ----------
                                                              $561,542   $4,910,004
                                                              ========   ==========

     Depreciation expense was $31,874 and $775,931 during 1997 and 1998, respectively.

5. LINES OF CREDIT AND LONG-TERM DEBT

     At December 31, 1997, the Company had a $6,600,000 revolving line of credit (the "Revolver"). The Revolver had an interest rate of LIBOR plus 2.25% (8.21% at December 31, 1997) and was collateralized by substantially all assets of the Company. At December 31, 1997, $1,120,000 was outstanding and $5,480,000 was available for future borrowings. The Revolver matured on August 12, 1998, was renewable for successive one-year periods, and was personally guaranteed by Raymond Cash, the majority owner of the Company at December 31, 1997. During 1998, the Company borrowed funds under the majority owner's personal line of credit. These borrowings were used to finance the Company's acquisitions of businesses discussed in Note 3. In June 1998, the two lines of credit were paid in full in conjunction with the Company obtaining new financing from Bank of America.

     On June 26, 1998, the Company entered into the $40 million revolving credit agreement with Bank of America, which was amended as of September 30, 1998 (the "Credit Agreement"). The Company may obtain up to $5 million in letters of credit, subject to availability under the Credit Agreement. Interest is payable monthly at variable rates, depending on the Company's Funded Debt to EBITDA (as defined in the Credit Agreement), but is capped at LIBOR plus 2.25%. The Credit Agreement expires September 26, 2001, is collateralized by a first lien on substantially all assets of the Company and requires the Company to maintain certain financial covenants beginning September 30, 1998. As of December 31, 1998, the Company was in compliance with the financial covenants. In connection with entering into the Credit Agreement, the two existing lines of credit discussed above (the "Prior Credit Facilities") with availability of $16.6 million were repaid and canceled. As of December 31, 1998, the outstanding balance under the Credit Agreement was $7,418,126. Availability of funds under the Credit Agreement is limited by the requirement that the Company comply with various loan covenants on a quarterly basis.

                       EARTHCARE COMPANY AND SUBSIDIARIES

     At December 31, long-term debt consisted of the following:

                                                                1997         1998
                                                              ---------   ----------
Line of credit with a financial institution, interest
  payable monthly at a variable interest rate, due in
  September 2001............................................  $      --   $7,418,126
Note payable to a stockholder, interest payable monthly at
  6%, due in March 2003.....................................         --    1,696,000
Subordinated notes payable to former owners of acquired
  businesses, interest imputed at 8.1%, payable in various
  installments through April 1, 2001, unsecured.............    303,955      213,814
                                                              ---------   ----------
                                                                303,955    9,327,940
Less current portion........................................   (123,715)    (118,500)
                                                              ---------   ----------
                                                              $ 180,240   $9,209,440
                                                              =========   ==========

     Future aggregate annual maturities of long-term debt are as follows as of December 31, 1998.

1999....................................................   $  118,500
2000....................................................       95,314
2001....................................................    7,418,126
2002....................................................           --
2003....................................................    1,696,000
                                                           ----------
                                                           $9,327,940
                                                           ==========

6. RELATED-PARTY TRANSACTIONS

     In 1997, the Company entered into a note payable agreement with an entity controlled by the Company's majority owner. The note was for $650,000, had an interest rate of 13%, and was paid in full during 1997. In December 1997, after the note was paid in full, the related party purchased 1,608,750 shares of EarthCare common stock for $650,000.

     In March 1997, the Company entered into a four-year consulting agreement with a former owner of an acquired business. The Company paid its obligation of $75,000 in full during 1997, as required by the agreement, and is recognizing the expense over the life of the agreement. For the period from inception (March 19, 1997) to December 31, 1997, consulting expense related to the agreement was $13,021 and is included in general and administrative expenses in the accompanying statement of operations. For 1998 the expense was $18,750.

     During 1997, the Company entered into three noncompete agreements with former owners of acquired businesses in exchange for notes payable totaling $341,130. In connection with the December 22, 1997 purchase of Andrews, one of the former owners of Andrews exchanged $263,685 of outstanding notes payable, issued in connection with the March 1997 purchase of Andrews for 14,479 shares of EarthCare common stock.

     The Company leased office space and equipment from an entity controlled by the Company's majority owner under a lease agreement which expired January 31, 1998. The office space was leased for an additional period terminating on April 3, 1998. Rental expense under the lease was $8,262 for 1998 and $11,690 for the period from inception (March 19, 1997) to December 31, 1997.

     In connection with the 1998 acquisitions, the Company entered into employment agreements with 8 employees. Upon termination of employment (other than voluntarily by the employee, by the Company for

                       EARTHCARE COMPANY AND SUBSIDIARIES
cause or upon death of the employee), the Company is committed to pay certain benefits, including specified monthly severance of not more than $6,667 per employee per month. The benefits are to be paid from the date of termination to dates ranging from January 22, 1999 to March 6, 2001.

     The Company leases office space from various entities controlled by stockholders and employees who are former owners of companies acquired during 1998. The leases are typically structured on a one-year term with annual renewal options from three to nine years. Total lease expense related to such leases totaled approximately $337,000 in 1998.

     On June 1, 1998, the Company entered into employment agreements with three executive officers which provide for minimum aggregate annual compensation of $575,000. The agreements expire either June 1, 2000 or June 1, 2003, and automatically renew for additional twelve-month periods. Upon termination of employment related to a change in control of the Company, the Company is committed to immediately pay the minimum compensation for each of the remaining years or portions thereof.

7. STOCKHOLDERS' EQUITY

     Preferred Stock -- The Company has 30,000,000 authorized shares of $0.001 par value of preferred stock. The preferred stock may, by resolution of the board of directors, be issued in different series, and the series may vary as to dividend rights, preferences, conversion privileges, voting rights, participation in earnings and redemption. No shares of preferred stock were outstanding at December 31, 1997 or 1998.

     Private Placements -- On January 12, 1998, a group of investors purchased 1,250,000 shares of the Company's common stock for $0.80 per share. On January 30, 1998, the Company declared a 1.25-for-1 stock split effected in the form of a stock dividend. All share amounts have been restated for this stock split. During March and April, 1998, the Company sold 2,500,000 shares of its common stock through private offerings. Proceeds from the 1998 offerings totaled $15,500,000.

     Stock-Based Compensation -- In August 1997 and December 1997, the Company issued nonqualified stock options to purchase 125,000 and 487,500 shares of EarthCare common stock, respectively, at $.65 per share, which represented the fair market value as of the dates of grant, as determined by the Company's board of directors. The options were exercisable for a period of three years beginning on the dates of grant.

     In April 1998, the Company issued stock options to purchase 131,250 shares of EarthCare common stock at $5.00 per share. The estimated fair value as of the date of grant was $5.80 per share. In June 1998, the Company issued stock options to purchase 1,725,000 shares of EarthCare common stock at prices ranging from $6.00 to $25.00 per share. The estimated fair value as of the date of grant was $6.00 per share. In October and December 1998, the Company issued stock options to purchase 267,200 and 277,000 shares of EarthCare common stock, respectively, at prices ranging from $15.00 to $25.00 per share. The estimated fair value as of the dates of grant was $15.00 per share. All of the options granted during 1998 vest ratably over four years, except for the 131,250 options issued in April 1998 which vest over three years, and 250,000 options issued in December 1998 which vested immediately upon grant.

     Incentive Stock Option Plan -- Effective September 22, 1998, the board of directors of the Company adopted an incentive stock option plan (the "Plan"), which provides for the issuance of options to purchase up to 1,500,000 shares of common stock to key employees and Directors. The incentive stock options granted under the Plan are generally exercisable for a period of ten years from the date of the grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding common stock must not exceed five years and the exercise price of an incentive stock option granted to such a stockholder must not be less than 110% of the fair market value of the common stock on the date of grant. As of December 31, 1998, options to purchase 815,000 shares of common stock had been issued under the Plan which are included in the options granted in 1998, as discussed above. No non-qualified options have been issued under the Plan.

                       EARTHCARE COMPANY AND SUBSIDIARIES

     The following table summarizes warrant and option activity for 1998 for both the employee options and other non-employee warrants and options:

                               EXERCISE                                                                   NUMBER
                               PRICE($)    EXPIRATION  OUTSTANDING                           EXPIRED/   OUTSTANDING   EXERCISABLE
                               PER SHARE      DATE      12/31/97      GRANTED    EXERCISED   CANCELED    12/31/98      12/31/98
                               ---------   ----------  -----------   ---------   ---------   --------   -----------   -----------
Warrants:
  Microlytics................     5.80       Dec-01           --       500,000    328,941         --       171,059      171,059
  Bank of America............    13.00       Jun-03           --        50,000         --         --        50,000       50,000
                                                         -------     ---------    -------    -------     ---------      -------
    Total Warrants...........                                 --       550,000    328,941         --       221,059      221,059
                                                         -------     ---------    -------    -------     ---------      -------
Options:
  Employee...................     5.00       Apr-08           --       131,250     15,000    112,500         3,750        3,750
  Employee...................     6.00       Jun-08           --        50,000         --         --        50,000           --
  Employee...................    10.00       Jun-08           --       100,000         --         --       100,000           --
  Employee...................    15.00       Oct-08           --        65,000         --         --        65,000           --
  Employee...................    15.00       Dec-08           --         2,000         --         --         2,000           --
  Employee...................    20.00       Jun-08           --       100,000         --         --       100,000           --
  Employee...................    25.00       Oct-08           --        30,000         --         --        30,000           --
  Non-Employee...............     6.00       Jun-08           --        50,000         --         --        50,000           --
  Non-Employee...............    10.00       Jun-08           --        25,000         --         --        25,000           --
  Non-Employee...............    15.00       Jun-08           --        50,000         --         --        50,000           --
  Non-Employee...............    15.00       Oct-08           --        82,200         --         --        82,200           --
  Non-Employee...............    15.00       Dec-08           --       250,000         --         --       250,000      250,000
  Non-Employee...............    23.50       Oct-08           --        20,000         --         --        20,000           --
  Non-Employee...............    25.00       Jun-08           --        50,000         --         --        50,000           --
  Officer and Director.......     0.65       Dec-01      612,500            --    612,500         --            --           --
  Officer and Director.......     6.00       Jun-08           --       400,000         --     40,000       360,000           --
  Officer and Director.......    10.00       Jun-08           --        50,000         --         --        50,000           --
  Officer and Director.......    15.00       Jun-08           --       350,000         --     50,000       300,000           --
  Officer and Director.......    15.00       Oct-08           --        35,000         --         --        35,000           --
  Officer and Director.......    15.00       Dec-08           --        25,000         --         --        25,000           --
  Officer and Director.......    25.00       Jun-08           --       500,000         --    100,000       400,000           --
  Officer and Director.......    25.00       Oct-08           --        35,000         --         --        35,000           --
                                                         -------     ---------    -------    -------     ---------      -------
    Total Options............                            612,500     2,400,450    627,500    302,500     2,082,950      253,750
                                                         -------     ---------    -------    -------     ---------      -------
    Total Warrants and
      Options................                            612,500     2,950,450    956,441    302,500     2,304,009      474,809
                                                         =======     =========    =======    =======     =========      =======

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options granted to employees at fair market value at the date of grant. Had compensation cost for the Company's employee stock options been determined consistent with the provisions of SFAS No. 123, the Company's net loss would have been increased to the pro forma amount indicated below for the period from inception (March 19, 1997) to December 31, 1997 and for the year ended December 31, 1998.

                                                               1997          1998
                                                             ---------    -----------
Net loss, as reported......................................  $(258,352)   $(1,429,090)
Net loss, pro forma........................................   (322,729)    (3,242,183)
Pro forma net loss per share...............................       (.35)          (.38)

     The fair values of options granted were estimated on the date of grant using the minimum value approach in 1997 and the Black-Scholes Model in 1998. The Company's stock volatility was 110% in 1998, based on 1998 stock performance. The Company's dividend yield was estimated to remain at zero, the options granted had an expected life of three to five years, and risk-free interest rates ranging from 4.70% to 5.88%. The weighted average estimated fair value of employee stock options granted during 1997 and 1998 was $.0.11 and

                       EARTHCARE COMPANY AND SUBSIDIARIES

$5.23 per share, respectively. The estimated fair value of options granted during 1997 and 1998 totaled $64,377 and $8,184,352, respectively.

8. INCOME TAXES

     The accompanying financial statements include an income tax benefit computed in accordance with SFAS No. 109, "Accounting for Income Taxes." The following summarizes the components of the income tax benefit:

                                                                1997        1998
                                                              --------    --------
Current provision...........................................  $     --    $     --
Deferred taxes..............................................   163,632     304,562
                                                              --------    --------
Income tax benefit..........................................  $163,632    $304,562
                                                              ========    ========

     Reconciliation from the federal statutory rate to the actual income tax benefit is as follows:

                                                              1997    1998
                                                              ----    ----
Statutory federal tax rate..................................  (34)%   (34)%
State income taxes, net of federal tax benefit..............   (5)     (4)
Change in valuation allowance...............................   --      20
Other.......................................................    2      --
                                                              ---     ---
                                                              (37)%   (18)%
                                                              ===     ===

     The sources of differences between the financial accounting and tax bases of the Company's assets and liabilities which give rise to the deferred tax asset and liabilities and the tax effects of each are as follows as of December 31, 1998 and 1997:

                                                                1997         1998
                                                              --------    ----------
Deferred tax assets:
  Allowance for doubtful accounts...........................  $  6,971    $  105,634
  Intangibles...............................................    17,210        85,791
  Accrued expense...........................................    58,500       271,512
  Net operating loss carryforward...........................   107,471       862,127
  Valuation allowance.......................................        --      (223,423)
                                                              --------    ----------
          Total deferred tax assets.........................   190,152     1,101,641
Deferred tax liabilities:
  Depreciation..............................................   (26,520)     (184,836)
  Intangibles...............................................        --      (292,745)
                                                              --------    ----------
          Total deferred tax liabilities....................   (26,520)     (477,581)
                                                              --------    ----------
          Net deferred tax asset............................  $163,632    $  624,060
                                                              ========    ==========

     As of December 31, 1997 and 1998, deferred tax assets include a net operating loss carryforward of $276,566 and $2,268,755, respectively, which is available to offset future taxable income through 2012. Realization of the net deferred tax asset is dependent on generating sufficient taxable income in future periods. During 1998, the Company recorded a valuation allowance of $223,423. As the Company continues to grow through acquisitions, management will evaluate the realizability of these assets and adjust the valuation allowance accordingly.

                       EARTHCARE COMPANY AND SUBSIDIARIES

9. ENVIRONMENTAL REGULATIONS

     The Company is subject to extensive and evolving federal, state, and local environmental laws and regulations that have been enacted in response to technological advances and the public's increased concern over environmental issues. The majority of the expenditures necessary to comply with the environmental laws and regulations is made in the normal course of business. The Company, to the best of its knowledge, is in compliance, in all material respects, with the laws and regulations affecting its operations.

10. LEASE COMMITMENTS

     The Company leases certain buildings, autos and machinery and equipment under noncancelable operating leases. Under certain of these leases, the Company is required to pay property taxes, insurance, repairs and other costs related to the leased property. At December 31, 1998, future minimum lease payments under noncancelable operating leases are $622,576 in 1999; $453,126 in 2000; $365,798 in 2001; $353,344 in 2002 and $148,215 in 2003. Total rent expense for all leases was $11,690 and $604,413 in 1997 and 1998, respectively.

11. SUBSEQUENT EVENT (UNAUDITED)

     On March 1, 1999, EarthCare acquired all of the outstanding capital stock of Reifsneider Transportation Inc. ("Reifsneider"), a Pennsylvania corporation, in exchange for an aggregate consideration of $10,325,000 paid in cash, common stock, and seller note payable to the former shareholder of Reifsneider. Reifsneider is a commercial and industrial liquid waste transportation and disposal services company servicing customers in eastern Pennsylvania, Delaware, Maryland, New Jersey and New York. The Company currently intends to operate Reifsneider in substantially the same manner as it was operated prior to the acquisition. The Company funded the cash portion of the purchase price with $5,250,000 in borrowings under the Credit Agreement, issued 350,000 shares of EarthCare common stock and delivered a $200,000 note payable to the former shareholder of Reifsneider.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Andrews Environmental Services, Inc.

     We have audited the accompanying balance sheet of ANDREWS ENVIRONMENTAL SERVICES, INC. (a Georgia corporation) as of December 31, 1996 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1996 and the period from January 1, 1997 to December 21, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andrews Environmental Services, Inc. as of December 31, 1996 and the results of its operations and its cash flows for the year ended December 31, 1996 and the period from January 1, 1997 to December 21, 1997 in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Atlanta, Georgia
June 18, 1998

                      ANDREWS ENVIRONMENTAL SERVICES, INC.

                                 BALANCE SHEET

                                     ASSETS

                                                               DECEMBER 31,
                                                                   1996
                                                               ------------
CURRENT ASSETS:
  Cash and cash equivalents.................................    $   14,414
  Accounts receivable, net of allowance for doubtful
     accounts of $9,300.....................................       177,166
  Due from related party....................................        51,202
  Prepaid expenses and other................................        25,588
  Deferred income taxes.....................................         3,575
                                                                ----------
          Total current assets..............................       271,945
PROPERTY AND EQUIPMENT, NET.................................       830,102
                                                                ----------
                                                                $1,102,047
                                                                ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $  142,364
  Accrued expenses..........................................        19,983
  Income taxes payable......................................        10,148
  Current portion of long-term debt.........................       229,638
                                                                ----------
          Total current liabilities.........................       402,133
                                                                ----------
LONG-TERM DEBT, NET OF CURRENT PORTION......................       310,221
                                                                ----------
DEFERRED INCOME TAXES.......................................       118,752
                                                                ----------
COMMITMENTS (NOTE 6)
STOCKHOLDERS' EQUITY:
  Common stock, no par value, $.50 stated Value; 1,000,000
     shares authorized, 1,000 Shares issued and
     outstanding............................................           500
  Retained earnings.........................................       270,441
                                                                ----------
          Total stockholders' equity........................       270,941
                                                                ----------
                                                                $1,102,047
                                                                ==========

   The accompanying notes are an integral part of these financial statements.

                      ANDREWS ENVIRONMENTAL SERVICES, INC.

                            STATEMENT OF OPERATIONS

                                                                               PERIOD FROM
                                                               YEAR ENDED    JANUARY 1, 1997
                                                              DECEMBER 31,   TO DECEMBER 21,
                                                                  1996            1997
                                                              ------------   ---------------
REVENUES....................................................   $1,832,043      $1,218,268
                                                               ----------      ----------
EXPENSES:
  Cost of operations........................................      785,996         625,892
  General and administrative................................      757,655         646,273
  Depreciation and amortization.............................      122,296         121,496
                                                               ----------      ----------
          Total expenses....................................    1,665,947       1,393,661
                                                               ----------      ----------
INCOME FROM OPERATIONS......................................      166,096        (175,393)
                                                               ----------      ----------
OTHER EXPENSE (INCOME):
  Interest expense..........................................       70,868          22,077
  Other, net................................................       (2,500)       (204,124)
                                                               ----------      ----------
                                                                   68,368        (182,047)
                                                               ----------      ----------
INCOME BEFORE INCOME TAXES..................................       97,728           6,654
PROVISION FOR INCOME TAXES..................................       39,094           4,334
                                                               ----------      ----------
          NET INCOME........................................   $   58,634      $    2,320
                                                               ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                      ANDREWS ENVIRONMENTAL SERVICES, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                         COMMON STOCK
                                                        ---------------   RETAINED
                                                        SHARES   AMOUNT   EARNINGS      TOTAL
                                                        ------   ------   ---------   ---------
BALANCE, DECEMBER 31, 1995............................  1,000    $ 500    $ 211,807   $ 212,307
  Net income..........................................     --       --       58,634      58,634
                                                        -----    -----    ---------   ---------
BALANCE, DECEMBER 31, 1996............................  1,000      500      270,441     270,941
  Purchase of treasury stock..........................   (585)    (292)    (136,108)   (136,400)
  Net income..........................................     --       --        2,320       2,320
                                                        -----    -----    ---------   ---------
BALANCE, DECEMBER 21, 1997............................    415    $ 208    $ 136,653   $ 136,861
                                                        =====    =====    =========   =========

   The accompanying notes are an integral part of these financial statements.

                      ANDREWS ENVIRONMENTAL SERVICES, INC.

                            STATEMENT OF CASH FLOWS

                                                                                PERIOD FROM
                                                               YEAR ENDED    JANUARY 1, 1997 TO
                                                              DECEMBER 31,      DECEMBER 21,
                                                                  1996              1997
                                                              ------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................   $  58,634         $   2,320
                                                               ---------         ---------
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization..........................     122,296           121,496
     Gain on sale of fixed assets...........................          --          (204,124)
     Changes in assets and liabilities:
       Accounts receivable..................................     (72,882)           68,676
       Prepaid expenses and other...........................      13,694           (24,555)
       Due from related party...............................     (51,202)          (60,152)
       Deferred taxes.......................................      28,946           (29,905)
       Accounts payable.....................................      51,664           (11,633)
       Accrued expenses.....................................        (579)              238
       Income taxes payable.................................      10,148            34,239
                                                               ---------         ---------
          Total adjustments.................................     102,085          (105,720)
                                                               ---------         ---------
          Net cash provided by (used in) operating
            activities......................................     160,719          (103,400)
                                                               ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (249,024)         (144,745)
  Proceeds from sales of fixed assets.......................          --           425,000
                                                               ---------         ---------
          Net cash (used in) provided by investing
            activities......................................    (249,024)          280,255
                                                               ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt..............................     321,504           194,679
  Repayments of long-term debt..............................    (219,380)         (247,677)
  Purchase of treasury stock................................          --          (136,400)
                                                               ---------         ---------
          Net cash provided by (used in) financing
            activities......................................     102,124          (189,398)
                                                               ---------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      13,819           (12,543)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............         595            14,414
                                                               ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................   $  14,414         $   1,871
                                                               =========         =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest....................................   $  43,275         $  38,352
                                                               =========         =========
  Cash paid for income taxes................................   $   1,644         $      10
                                                               =========         =========

   The accompanying notes are an integral part of these financial statements.

                      ANDREWS ENVIRONMENTAL SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     Andrews Environmental Services, Inc. ("Andrews" or the "Company"), a Georgia corporation, operates a service center that treats, processes, and recovers nonhazardous liquid waste to serve a variety of customers from private residences and municipalities to large industrial companies.

     On March 20, 1997, certain assets of the Company associated with its grease disposal business were sold to EarthCare Company ("EarthCare"). The grease disposal business was primarily involved with commercial and governmental grease extraction, collection, and transportation services. Consideration associated with the sale was $475,000 in cash and $257,350 in notes receivable. In conjunction with the sale, the Company recorded a gain on the sale of fixed assets of $204,124 which is included in other income in the accompanying statement of operations for the period from January 1, 1997 to December 21, 1997.

     On December 22, 1997, substantially all of the remaining property and equipment and the ongoing business of the Company were sold to EarthCare. Consideration was $660,000 in cash and 21,400 shares of EarthCare common stock. Contingent consideration of 13,600 shares of EarthCare common stock is receivable within 90 days of the first anniversary of the date of purchase, net of offsets for losses, as defined in the sale agreement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

CONCENTRATION OF CREDIT RISK

     Financial instruments which subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's customers are concentrated in one geographic region. No single customer accounted for a significant amount of the Company's sales, and there are no significant accounts receivable from a single customer. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

REVENUE RECOGNITION

     The Company recognizes revenues as services are provided.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The estimated useful lives for machinery and equipment and office equipment range from 5 to 7 years. The building is depreciated over an estimated useful life of 40 years.

                      ANDREWS ENVIRONMENTAL SERVICES, INC.

     At December 31, 1996, property and equipment consisted of the following:

Machinery and equipment.....................................   $1,040,874
Office equipment............................................       29,385
Building....................................................      162,686
Land........................................................        2,000
                                                               ----------
                                                                1,234,945
Less accumulated depreciation...............................     (404,843)
                                                               ----------
                                                               $  830,102
                                                               ==========

     The Company periodically reviews the values assigned to property and equipment to determine whether any impairments are other than temporary. The Company assesses impairment by determining whether the carrying value of such long-lived assets will be recovered through undiscounted expected future cash flows. No impairment losses have been recorded in the accompanying results of operations.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 is designed to improve the reporting of changes in equity from period to period. The Company currently has no other comprehensive income items as defined by SFAS No. 130.

3. LONG-TERM DEBT

     At December 31, 1996, long-term debt consisted of the following:

Equipment loans, interest at varying rates between 8.5% and
  16.3%, interest and principal due in monthly installments
  through 2002, secured by related equipment................   $ 453,094
Line of credit..............................................      83,789
Loan from stockholder (Note 4)..............................       2,976
                                                               ---------
                                                                 539,859
Less current portion........................................    (229,638)
                                                               ---------
                                                               $ 310,221
                                                               =========

     At December 31, 1996, the Company had a $100,000 revolving line of credit (the "Revolver"). The Revolver has an interest rate of prime plus 2% (10.25% at December 31, 1996). At December 31, 1996, $83,789 was outstanding and $16,211 was available for future borrowings. The Revolver matures July 15, 1998, is renewable for successive one-year periods, is personally guaranteed by the Company's majority stockholder, and is secured by substantially all assets of the Company.

                      ANDREWS ENVIRONMENTAL SERVICES, INC.

     On December 21, 1997, in conjunction with the sale of the Company's remaining assets (Note 1), the Revolver and all equipment loans were paid in full.

4. RELATED-PARTY TRANSACTIONS

     The Company's majority stockholder advances monies to the Company from time to time to maintain certain working capital levels, as needed. At December 31, 1996, the Company was indebted to the majority stockholder for $2,976, which is included in current portion of long-term debt in the accompanying balance sheet.

     During 1997, the Company had repairs and maintenance performed on its trucks by an entity owned by the Company's majority stockholder. For the period from January 1, 1997 to December 21, 1997, the Company incurred $32,371 of expense for these services, which is included in cost of operations in the accompanying statement of operations.

     The Company advances monies from time to time to an entity owned by the Company's majority stockholder to enable that entity to maintain certain levels of working capital. At December 31, 1996, the related entity owed the Company $51,202, which is included in the accompanying balance sheet as due from related party.

     The Company performs services from time to time for an entity owned by a stockholder of the Company. Revenues from this entity totaled $7,683 and $0 for the year ended December 31, 1996 and for the period from January 1, 1997 to December 21, 1997, respectively.

5. INCOME TAXES

     The accompanying financial statements reflect the provision (benefit) for income taxes computed in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The following summarizes the components of the income tax provision (benefit) for the years ended December 31, 1995 and 1996 and for the period from January 1, 1997 to December 21, 1997:

                                                               1996       1997
                                                              -------   --------
Current taxes...............................................  $10,148   $ 28,165
Deferred taxes..............................................   28,946    (29,905)
                                                              -------   --------
Provision (benefit) for income taxes........................  $39,094   $ (1,740)
                                                              =======   ========

     Reconciliation from the federal statutory rate to the actual provision (benefit) for the year ended December 31, 1996 and for the period from January 1, 1997 to December 21, 1997 is as follows:

                                                              1996   1997
                                                              ----   ----
Statutory federal tax rate..................................  34.0%  34.0%
State income taxes, net of federal tax benefit..............   4      4.0
Other.......................................................   2     27.1
                                                              ----   ----
                                                              40%    65.1%
                                                              ====   ====

                      ANDREWS ENVIRONMENTAL SERVICES, INC.

     The components of the net deferred tax liability as of December 31, 1996 are as follows:

Deferred tax assets:
  Allowance for doubtful accounts...........................   $   3,530
  Other.....................................................          45
                                                               ---------
          Total deferred tax asset..........................       3,575
Deferred tax liability:
  Depreciation..............................................    (118,752)
                                                               ---------
          Net deferred tax liability........................   $(115,177)
                                                               =========

6. ENVIRONMENTAL REGULATIONS

     The Company is subject to extensive and evolving federal, state, and local environmental laws and regulations that have been enacted in response to technological advances and the public's increased concern over environmental issues. The majority of the expenditures necessary to comply with the environmental laws and regulations are made in the normal course of business. The Company, to the best of its knowledge, is in compliance, in all material respects, with the laws and regulations affecting its operations.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Ferrero Wastewater Management, Inc.:

     In our opinion, the accompanying statements of operations and stockholders' equity and cash flows present fairly, in all material respects, the results of operations and cash flows of Ferrero Wastewater Management, Inc. for the period from January 1, 1998 to January 21, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

                                            PricewaterhouseCoopers LLP

Tulsa, Oklahoma
January 15, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Ferrero Wastewater Management, Inc.:

     We have audited the accompanying balance sheets of FERRERO WASTEWATER MANAGEMENT, INC. (a Pennsylvania corporation) as of December 31, 1996 and 1997 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ferrero Wastewater Management, Inc. as of December 31, 1996 and 1997 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 20, 1998

                      FERRERO WASTEWATER MANAGEMENT, INC.

                                 BALANCE SHEET

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1996         1997
                                                              ----------   ----------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    7,383   $   40,201
  Accounts receivable, net of allowance for doubtful
     accounts of $50,000 in 1996 and 1997...................     308,187      379,852
  Prepaid expenses and other................................      68,280       22,034
                                                              ----------   ----------
          Total current assets..............................     383,850      442,087
PROPERTY AND EQUIPMENT, NET.................................     698,934      903,774
OTHER ASSETS................................................      11,740       26,477
                                                              ----------   ----------
                                                              $1,094,524   $1,372,338
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................  $  350,879   $  185,551
  Accrued expenses..........................................      35,288       48,304
  Due to stockholder........................................      43,716       81,580
  Current portion of long-term debt.........................     109,802      128,454
                                                              ----------   ----------
          Total current liabilities.........................     539,685      443,889
                                                              ----------   ----------
LONG-TERM DEBT, NET OF CURRENT PORTION......................     244,566      607,743
                                                              ----------   ----------
COMMITMENTS (NOTE 6)
STOCKHOLDERS' EQUITY:
  Common stock, $100 par value; 250 shares authorized, 50
     shares issued and outstanding..........................       5,000        5,000
  Retained earnings.........................................     305,273      315,706
                                                              ----------   ----------
          Total stockholders' equity........................     310,273      320,706
                                                              ----------   ----------
                                                              $1,094,524   $1,372,338
                                                              ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                      FERRERO WASTEWATER MANAGEMENT, INC.

                            STATEMENT OF OPERATIONS

                                                                                     PERIOD FROM
                                                      YEARS ENDED DECEMBER 31,    JANUARY 1, 1998 TO
                                                      -------------------------      JANUARY 21,
                                                         1996          1997              1998
                                                      -----------   -----------   ------------------
REVENUES............................................  $2,866,758    $4,122,100         $257,982
                                                      ----------    ----------         --------
EXPENSES:
  Cost of operations................................   1,913,700     2,797,821          175,443
  General and administrative........................     773,286     1,045,315           73,399
  Depreciation and amortization.....................     287,742       220,432           23,334
                                                      ----------    ----------         --------
          Total expenses............................   2,974,728     4,063,568          272,176
                                                      ----------    ----------         --------
INCOME (LOSS) FROM OPERATIONS.......................    (107,970)       58,532          (14,194)
                                                      ----------    ----------         --------
OTHER EXPENSE (INCOME):
  Interest expense..................................      48,024        50,920            5,913
  Other, net........................................     (22,404)       (2,821)             (33)
                                                      ----------    ----------         --------
                                                          25,620        48,099            5,880
                                                      ----------    ----------         --------
          NET INCOME (LOSS).........................  $ (133,590)   $   10,433         $(20,074)
                                                      ==========    ==========         ========

   The accompanying notes are an integral part of these financial statements.

                      FERRERO WASTEWATER MANAGEMENT, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                              COMMON   RETAINED
                                                              STOCK    EARNINGS      TOTAL
                                                              ------   ---------   ---------
BALANCE, DECEMBER 31, 1995..................................  $5,000   $ 438,863   $ 443,863
  Net loss..................................................     --     (133,590)   (133,590)
                                                              ------   ---------   ---------
BALANCE, DECEMBER 31, 1996..................................   5,000     305,273     310,273
  Net income................................................     --       10,433      10,433
                                                              ------   ---------   ---------
BALANCE, DECEMBER 31, 1997..................................   5,000     315,706     320,706
  Net loss..................................................     --      (20,074)    (20,074)
                                                              ------   ---------   ---------
BALANCE, JANUARY 21, 1998...................................  $5,000   $ 295,632   $ 300,632
                                                              ======   =========   =========

   The accompanying notes are an integral part of these financial statements.

                      FERRERO WASTEWATER MANAGEMENT, INC.

                            STATEMENT OF CASH FLOWS

                                                                                        PERIOD FROM
                                                          YEARS ENDED DECEMBER 31,    JANUARY 1, 1998
                                                          -------------------------   TO JANUARY 21,
                                                             1996          1997            1998
                                                          -----------   -----------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).....................................   $(133,590)    $  10,433       $(20,074)
                                                           ---------     ---------       --------
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization......................     287,742       220,432         23,334
     Loss (gain) on sale of fixed assets................     (17,019)           --             --
     Changes in assets and liabilities:
       Accounts receivable..............................       5,928       (71,665)       (10,844)
       Prepaid expenses and other.......................     (56,030)       46,246             --
       Other assets.....................................      10,553       (14,737)        12,977
       Accounts payable.................................      93,525      (165,328)        33,571
       Accrued expenses.................................     (21,295)       13,016          2,670
                                                           ---------     ---------       --------
          Total adjustments.............................     303,404        27,964         61,708
                                                           ---------     ---------       --------
          Net cash provided by operating activities.....     169,814        38,397         41,634
                                                           ---------     ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets....................      20,949            --             --
  Capital expenditures..................................    (158,843)     (425,272)            --
                                                           ---------     ---------       --------
          Net cash used in investing activities.........    (137,894)     (425,272)            --
                                                           ---------     ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt..........................      74,830       728,568             --
  Payments of long-term debt............................    (157,972)     (346,739)        (3,635)
  Net borrowings from stockholder.......................      28,216        37,864        (67,603)
  Distribution to stockholder...........................          --            --             --
                                                           ---------     ---------       --------
          Net cash (used in) provided by financing
            activities..................................     (54,926)      419,693        (71,238)
                                                           ---------     ---------       --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS....     (23,006)       32,818        (29,604)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........      30,389         7,383         40,201
                                                           ---------     ---------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD................   $   7,383     $  40,201       $ 10,597
                                                           =========     =========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest................................   $  43,389     $  50,920       $  3,530
                                                           =========     =========       ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Equipment traded in for capital expenditures..........   $      --     $  41,464       $     --
                                                           =========     =========       ========

   The accompanying notes are an integral part of these financial statements.

                      FERRERO WASTEWATER MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS
1. ORGANIZATION AND BASIS OF PRESENTATION

     Ferrero Wastewater Management, Inc. (the "Company") designs, constructs, repairs, maintains, and operates on-site sewage disposal systems, primarily in metropolitan Philadelphia, Pennsylvania.

     Nutrecon, Inc. disposed of the waste collected by the Company. On January 1, 1997, the net assets of Nutrecon, Inc. were transferred to the Company. Since the companies were under common ownership from their respective dates of inception, the accompanying financial statements of the Company include the accounts of Nutrecon, Inc. for all periods presented. All material intercompany balances and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents.

CONCENTRATION OF CREDIT RISK

     Financial instruments which subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's customers are concentrated in one geographic region and in one line of business. No single customer accounted for a significant amount of the Company's sales, and there are no significant accounts receivable from a single customer. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

REVENUE RECOGNITION

     The Company recognizes revenues as services are provided.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The estimated useful lives for machinery and equipment and office equipment range from five to seven years. Buildings are depreciated over 20 years.

     At December 31, 1996 and 1997, property and equipment consisted of the following:

                                                                1996          1997
                                                             -----------   -----------
Machinery and equipment....................................  $ 1,803,675   $ 2,175,946
Buildings and improvements.................................      308,071       349,941
Office equipment...........................................       78,236        82,445
                                                             -----------   -----------
                                                               2,189,982     2,608,332
Less accumulated depreciation..............................   (1,491,048)   (1,704,558)
                                                             -----------   -----------
                                                             $   698,934   $   903,774
                                                             ===========   ===========

     The Company periodically reviews the values assigned to property and equipment to determine whether any impairments are other than temporary. The Company assesses impairment by determining whether the carrying value of such long-lived assets will be recovered through undiscounted expected future cash flows. No impairment losses have been recorded in the accompanying results of operations.

                      FERRERO WASTEWATER MANAGEMENT, INC.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES

     The Company has elected, for federal and state income tax purposes, S corporation tax status whereby income is taxed at the stockholder level. Therefore, no deferred tax assets, liabilities, or provision for income taxes is recorded.

3. LONG-TERM DEBT

     At December 31, 1996 and 1997, long-term debt consisted of the following:

                                                                1996       1997
                                                              --------   --------
Loans from banks, interest at 9.25%, interest and principal
  due in monthly payments through 2003; secured by
  substantially all assets of the Company...................  $184,251   $348,035
Equipment loans, interest at varying rates between 7.25% and
  12.5%, interest and principal due in monthly installments
  through 2003, secured by related equipment................   170,117    388,162
                                                              --------   --------
                                                               354,368    736,197
Less current portion........................................   109,802    128,454
                                                              --------   --------
                                                              $244,566   $607,743
                                                              ========   ========

     Future aggregate annual maturities of long-term debt are as follows as of December 31, 1997:

1998........................................................   $128,454
1999........................................................    122,456
2000........................................................    115,386
2001........................................................    103,520
2002 and thereafter.........................................    266,381
                                                               --------
                                                               $736,197
                                                               ========

     In February 1998, in conjunction with the sale of the business (Note 7), all related long-term debt was paid in full.

4. RELATED-PARTY TRANSACTION

     The Company's majority stockholder makes advances to the Company from time to time to better manage cash flows and maintain adequate working capital. At December 31, 1996 and 1997, the amounts owed to the majority stockholder were $43,716 and $81,580, respectively. In February 1998, the amount owed to the majority stockholder was paid in full (Note 7).

                      FERRERO WASTEWATER MANAGEMENT, INC.

5. BENEFIT PLAN

     Employees of the Company are eligible to participate in a company-maintained salary reduction simplified employee pension plan (the "Plan"). The Company has the option to contribute a profit-sharing portion to the Plan each year. During the years ended December 31, 1996 and 1997, and the period from January 1, 1998 to January 21, 1998, no such contributions were made.

6. LEASES

     The Company leases its facility under a noncancelable operating lease. Rental expense during 1996 and 1997, and for the period from January 1, 1998 to January 21, 1998, was $67,734, $72,000 and $7,738, respectively. Future minimum lease payments under the current lease agreement are $72,000 per year through December 31, 1999.

7. SUBSEQUENT EVENT

     On January 22, 1998, substantially all property and equipment and the ongoing business of the Company were sold to EarthCare Company ("EarthCare") for $2,240,100 in cash and 90,000 shares of EarthCare common stock. Contingent consideration of $248,900 in cash and 10,000 shares of EarthCare common stock are receivable 270 days after the date of purchase, net of offset for losses, as defined in the purchase agreement. Prior to the closing, all related long-term debt was paid in full to convey the assets to EarthCare free and clear of all encumbrances and liens.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of A Rapid Rooter Sewer & Drain Service, Inc.:

     In our opinion, the accompanying statements of operations and stockholders' equity and cash flows present fairly, in all material respects, the results of operations and cash flows of A Rooter Rapid Sewer & Drain Service, Inc. for the period from January 1, 1998 to February 12, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

                                            PricewaterhouseCoopers LLP

Tulsa, Oklahoma
January 22, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To A Rapid Rooter Sewer & Drain Service, Inc.:

     We have audited the accompanying balance sheets of A RAPID ROOTER SEWER & DRAIN SERVICE, INC. (a Florida corporation) as of December 31, 1996 and 1997 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A Rapid Rooter Sewer & Drain Service, Inc. as of December 31, 1996 and 1997 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Atlanta, Georgia
May 8, 1998

                   A RAPID ROOTER SEWER & DRAIN SERVICE, INC.

                                 BALANCE SHEET

                                     ASSETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1996          1997
                                                              ----------    ----------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  134,110    $  303,291
  Accounts receivable, net of allowance for doubtful
     accounts of $10,000 in 1996 and 1997...................     313,426       259,860
  Loans to stockholders.....................................      76,787       134,257
  Notes receivable..........................................      58,503            --
  Prepaid expenses..........................................      16,090        16,090
                                                              ----------    ----------
          Total current assets..............................     598,916       713,498
PROPERTY AND EQUIPMENT, NET.................................     903,299       922,582
                                                              ----------    ----------
                                                              $1,502,215    $1,636,080
                                                              ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   99,935    $  161,337
  Accrued expenses..........................................      56,783        59,759
  Current portion of long-term debt.........................     251,695       269,278
                                                              ----------    ----------
          Total current liabilities.........................     408,413       490,374
                                                              ----------    ----------
LONG-TERM DEBT, NET OF CURRENT PORTION......................     551,542       590,380
                                                              ----------    ----------
COMMITMENTS (NOTES 4 AND 5) STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; 7,500 shares authorized, 100
     shares issued and outstanding..........................         100           100
  Additional paid-in capital................................       3,249         3,249
  Retained earnings.........................................     538,911       551,977
                                                              ----------    ----------
          Total stockholders' equity........................     542,260       555,326
                                                              ----------    ----------
                                                              $1,502,215    $1,636,080
                                                              ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                   A RAPID ROOTER SEWER & DRAIN SERVICE, INC.

                            STATEMENT OF OPERATIONS

                                                                                        PERIOD
                                                                                         FROM
                                                                                      JANUARY 1,
                                                                                       1998 TO
                                                                                     FEBRUARY 12,
                                                              1996         1997          1998
                                                           ----------   ----------   ------------
REVENUES.................................................  $4,820,398   $4,629,655     $680,870
                                                           ----------   ----------     --------
EXPENSES:
  Cost of operations.....................................   2,270,988    2,364,794      338,971
  General and administrative.............................   1,702,588    1,730,394      255,847
  Depreciation and amortization..........................     291,293      319,001       41,476
                                                           ----------   ----------     --------
          Total expenses.................................   4,264,869    4,414,189      636,294
                                                           ----------   ----------     --------
INCOME FROM OPERATIONS...................................     555,529      215,466       44,576
                                                           ----------   ----------     --------
OTHER EXPENSE (INCOME):
  Interest expense.......................................      85,789       86,367       11,148
  Other, net.............................................     (97,058)      27,413         (476)
                                                           ----------   ----------     --------
                                                              (11,269)     113,780       10,672
                                                           ----------   ----------     --------
NET INCOME...............................................  $  566,798   $  101,686     $ 33,904
                                                           ==========   ==========     ========

   The accompanying notes are an integral part of these financial statements.

                   A RAPID ROOTER SEWER & DRAIN SERVICE, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                    COMMON   ADDITIONAL   RETAINED
                                                    STOCK     CAPITAL     EARNINGS      TOTAL
                                                    ------   ----------   ---------   ---------
BALANCE, DECEMBER 31, 1995........................   $100      $3,249     $ 278,717   $ 282,066
  Distributions to stockholders...................     --          --      (306,604)   (306,604)
  Net income......................................     --          --       566,798     566,798
                                                     ----      ------     ---------   ---------
BALANCE, DECEMBER 31, 1996........................    100       3,249       538,911     542,260
  Distributions to stockholders...................     --          --       (88,620)    (88,620)
  Net income......................................     --          --       101,686     101,686
                                                     ----      ------     ---------   ---------
BALANCE, DECEMBER 31, 1997........................    100       3,249       551,977     555,326
  Distributions to stockholders...................     --          --            --          --
  Net income......................................     --          --        33,904      33,904
                                                     ----      ------     ---------   ---------
BALANCE, FEBRUARY 12, 1998........................   $100      $3,249     $ 585,881   $ 589,230
                                                     ====      ======     =========   =========

   The accompanying notes are an integral part of these financial statements.

                   A RAPID ROOTER SEWER & DRAIN SERVICE, INC.

                            STATEMENT OF CASH FLOWS

                                                                                    PERIOD FROM
                                                     YEARS ENDED DECEMBER 31,    JANUARY 1, 1998 TO
                                                     ------------------------       FEBRUARY 12,
                                                        1996          1997              1998
                                                     ----------    ----------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................  $ 566,798     $ 101,686          $ 33,904
                                                     ---------     ---------          --------
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization.................    291,293       319,001            41,476
     (Gain) loss on disposal of fixed assets.......    (74,606)      (15,665)               --
     Changes in assets and liabilities:
       Accounts receivable.........................    (89,315)       53,566             8,968
       Notes receivable............................    (58,503)       58,503                --
       Prepaid expenses and other..................        300            --            (1,573)
       Accounts payable............................     (7,380)       61,402           (26,693)
       Accrued expenses............................      6,914         2,976             2,965
                                                     ---------     ---------          --------
          Total adjustments........................     68,703       479,783            25,143
                                                     ---------     ---------          --------
          Net cash provided by operating
            activities.............................    635,501       581,469            59,047
                                                     ---------     ---------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of fixed assets..............     83,658        54,766                --
  Capital expenditures.............................   (184,510)     (341,859)             (291)
                                                     ---------     ---------          --------
          Net cash used in investing activities....   (100,852)     (287,093)             (291)
                                                     ---------     ---------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt.....................    169,407       306,333                --
  Payments of long-term debt.......................   (288,568)     (285,438)          (30,160)
  Net borrowings of stockholders...................    (66,061)      (57,470)          (56,366)
  Distributions to stockholders....................   (306,604)      (88,620)               --
                                                     ---------     ---------          --------
          Net cash provided by (used in) financing
            activities.............................   (491,826)     (125,195)          (86,526)
                                                     ---------     ---------          --------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS......................................     42,823       169,181           (27,770)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....     91,287       134,110           303,291
                                                     ---------     ---------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........  $ 134,110     $ 303,291          $275,521
                                                     =========     =========          ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest...........................  $  85,789     $  86,367          $ 11,148
                                                     =========     =========          ========

   The accompanying notes are an integral part of these financial statements.

                   A RAPID ROOTER SEWER & DRAIN SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     A Rapid Rooter Sewer & Drain Service, Inc. (the "Company") designs, constructs, repairs, maintains, and operates on-site sewage disposal systems, primarily in and around Pompano Beach, Florida.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents.

CONCENTRATION OF CREDIT RISK

     Financial instruments which subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's customers are concentrated in one geographic region and in one line of business. No single customer accounted for a significant amount of the Company's sales, and there are no significant accounts receivable from a single customer. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

REVENUE RECOGNITION

     The Company recognizes revenues as services are provided.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The estimated useful lives for machinery and equipment and office equipment range from five to seven years. Leasehold improvements are depreciated over the shorter of the term of the lease or the useful life of the improvements.

     At December 31, 1996 and 1997, property and equipment consisted of the following:

                                                                1996          1997
                                                             -----------   -----------
Machinery and equipment....................................  $ 1,840,443   $ 1,984,504
Office equipment...........................................       65,406        67,782
Leasehold improvements.....................................       19,473        19,473
                                                             -----------   -----------
                                                               1,925,322     2,071,759
Less accumulated depreciation..............................   (1,022,023)   (1,149,177)
                                                             -----------   -----------
                                                             $   903,299   $   922,582
                                                             ===========   ===========

     The Company periodically reviews the values assigned to property and equipment to determine whether any impairments are other than temporary. The Company assesses impairment by determining whether the carrying value of such long-lived assets will be recovered through undiscounted expected future cash flows. No impairment losses have been recorded in the accompanying results of operations.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                   A RAPID ROOTER SEWER & DRAIN SERVICE, INC.

reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES

     For federal and state income tax purposes, the Company has elected S corporation tax status whereby income is taxed at the stockholder level. Therefore, no deferred tax assets, liabilities, or provision for income taxes is recorded. Amounts are distributed to stockholders for making applicable tax payments, and are included in distributions to stockholders in the accompanying statements of stockholders' equity.

3. LONG-TERM DEBT

     At December 31, 1996 and 1997, long-term debt consisted of the following:

                                                                1996       1997
                                                              --------   --------
Equipment loans, interest at varying rates between 7.25% and
  12.5%, interest and principal due in monthly installments
  through 2003, secured by related equipment................  $803,237   $859,658
Less current portion........................................   251,695    269,278
                                                              --------   --------
                                                              $551,542   $590,380
                                                              ========   ========

     Future aggregate annual maturities of long-term debt are as follows as of December 31, 1997:

1998........................................................   $269,278
1999........................................................    240,547
2000........................................................    181,433
2001........................................................     89,506
2002 and thereafter.........................................     78,894
                                                               --------
                                                               $859,658
                                                               ========

     In February 1998, in conjunction with the sale of the business (Note 6), all long-term debt was paid in full.

4. BENEFIT PLAN

     The Company maintains a 401(k) plan for employees. The Company matches 25% of employee contributions to the plan up to 5% of employee compensation. Company contributions for the years ended December 31, 1996 and 1997 were $7,720 and $9,792, respectively. Company contributions for the period January 1, 1998 to February 12, 1998 were $939.

5. RELATED-PARTY TRANSACTIONS

     The Company's stockholders borrow from the Company from time to time to make estimated tax payments on income taxed at the stockholder level. In addition, the Company makes advances to stockholders from time to time to cover certain expenses. At December 31, 1996 and 1997, the amounts owed to the Company from stockholders were $76,767 and $134,257, respectively. During the period from January 1, 1998 to In February 12, 1998, $56,366 of the outstanding balance was paid by the stockholders. Subsequent to February 12, 1998, the remaining balance was paid in full by the stockholders.

     The Company leases its Pompano Beach facility from a related party. Rental expense during 1996 and 1997 was $36,000 and $39,614, respectively. Rental expense from January 1, 1998 to February 12, 1998 was

                   A RAPID ROOTER SEWER & DRAIN SERVICE, INC.

$6,000. Future minimum lease payments under the current lease agreement are $48,000 per year through August 31, 2000.

6. SUBSEQUENT EVENT

     On February 13, 1998, substantially all property and equipment and the ongoing business of the Company were sold to EarthCare Company ("EarthCare") for $3,990,120 in cash and 100,000 shares of EarthCare common stock. Prior to the closing, all related long-term debt was paid in full to convey the assets to EarthCare free and clear of all encumbrances and liens.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Seagraves, Inc. and Grease-Tec, Inc.:

     In our opinion, the accompanying combined statements of operations and stockholders' equity and cash flows present fairly, in all material respects, the results of operations and cash flows of Seagraves, Inc. and Grease-Tec, Inc. for the period from January 1, 1998 to March 5, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

                                            PricewaterhouseCoopers LLP

Tulsa, Oklahoma
January 27, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Seagraves, Inc. and Grease-Tec, Inc.:

     We have audited the accompanying combined balance sheets of SEAGRAVES, INC. (a Florida corporation d.b.a. Brownie Environmental Services) AND GREASE-TEC, INC. (a Florida corporation) as of December 31, 1997 and 1996 and the related combined statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seagraves, Inc. (d.b.a. Brownie Environmental Services) and Grease-Tec, Inc. as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Atlanta, Georgia
May 14, 1998

                                SEAGRAVES, INC.
                    (D.B.A. BROWNIE ENVIRONMENTAL SERVICES)
                              AND GREASE-TEC, INC.

                             COMBINED BALANCE SHEET

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1996         1997
                                                              ----------   ----------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  145,724   $  111,799
  Accounts receivable, net of allowance for doubtful
     accounts of $10,000 in 1996 and 1997...................     388,056      395,977
  Prepaid expenses and other................................      53,899       77,028
                                                              ----------   ----------
          Total current assets..............................     587,679      584,804
PROPERTY AND EQUIPMENT, NET.................................     917,596      928,251
OTHER ASSETS................................................       3,487        4,598
                                                              ----------   ----------
                                                              $1,508,762   $1,517,653
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................  $  370,683   $  360,289
  Accrued expenses..........................................     228,449      206,191
  Current portion of long-term debt.........................     278,794      293,132
                                                              ----------   ----------
          Total current liabilities.........................     877,926      859,612
                                                              ----------   ----------
LONG-TERM DEBT:
          Long-term debt, net of current portion............     219,854      183,214
          Related-party notes payable, net of current
            portion.........................................      15,902       94,658
                                                              ----------   ----------
                                                                 235,756      277,872
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS' EQUITY:
  Common stock of Seagraves, Inc., $1 par value; 500 shares
     authorized, 100 shares issued and outstanding..........         100          100
  Common stock of Grease-Tec, Inc., no par value; 10,000
     shares authorized, 10,000 shares issued and
     outstanding............................................          --           --
  Retained earnings.........................................     394,980      380,069
                                                              ----------   ----------
          Total stockholders' equity........................     395,080      380,169
                                                              ----------   ----------
                                                              $1,508,762   $1,517,653
                                                              ==========   ==========

    The accompanying notes are an integral part of these combined financial statements.

                                SEAGRAVES, INC.
                    (D.B.A. BROWNIE ENVIRONMENTAL SERVICES)
                              AND GREASE-TEC, INC.

                        COMBINED STATEMENT OF OPERATIONS

                                                                                      PERIOD FROM
                                                        YEARS ENDED DECEMBER 31,    JANUARY 1, 1998
                                                        -------------------------     TO MARCH 5,
                                                           1996          1997             1998
                                                        -----------   -----------   ----------------
REVENUES..............................................  $6,491,346    $6,924,493       $1,342,431
                                                        ----------    ----------       ----------
EXPENSES:
  Cost of operations..................................   4,626,757     4,868,591          942,158
  Sales, general, and administrative..................   1,360,725     1,636,989          355,407
  Depreciation and amortization.......................     236,777       248,938           38,403
                                                        ----------    ----------       ----------
          Total expenses..............................   6,224,259     6,754,518        1,335,968
                                                        ----------    ----------       ----------
INCOME FROM OPERATIONS................................     267,087       169,975            6,463
                                                        ----------    ----------       ----------
OTHER EXPENSE (INCOME):
  Interest expense....................................      61,242        36,425            8,659
  Other, net..........................................     (22,634)      (75,529)        (105,984)
                                                        ----------    ----------       ----------
                                                            38,608       (39,104)         (97,325)
                                                        ----------    ----------       ----------
          NET INCOME..................................  $  228,479    $  209,079       $  103,788
                                                        ==========    ==========       ==========

    The accompanying notes are an integral part of these combined financial statements.

                                SEAGRAVES, INC.
                    (D.B.A. BROWNIE ENVIRONMENTAL SERVICES)
                              AND GREASE-TEC, INC.

                   COMBINED STATEMENT OF STOCKHOLDERS' EQUITY

                                       GREASE-TEC, INC.    SEAGRAVES, INC.
                                         COMMON STOCK       COMMON STOCK
                                       -----------------   ---------------   RETAINED
                                       SHARES    AMOUNT    SHARES   AMOUNT   EARNINGS      TOTAL
                                       -------   -------   ------   ------   ---------   ---------
BALANCE, DECEMBER 31, 1995...........  10,000    $ --       100      $100    $ 261,177   $ 261,277
  Distributions to stockholders......      --      --        --        --      (94,676)    (94,676)
  Net income.........................      --      --        --        --      228,479     228,479
                                       ------      --       ---      ----    ---------   ---------
BALANCE, DECEMBER 31, 1996...........  10,000      --       100       100      394,980     395,080
  Distributions to stockholders......      --      --        --        --     (223,990)   (223,990)
  Net income.........................      --      --        --        --      209,079     209,079
                                       ------      --       ---      ----    ---------   ---------
BALANCE, DECEMBER 31, 1997...........  10,000      --       100       100      380,069     380,169
  Distributions to stockholders......      --      --        --        --      (32,000)    (32,000)
  Net income.........................      --      --        --        --      103,788     103,788
                                       ------      --       ---      ----    ---------   ---------
BALANCE, MARCH 5, 1998...............  10,000    $ --       100      $100    $ 451,857   $ 451,957
                                       ======    ====       ===      ====    =========   =========

    The accompanying notes are an integral part of these combined financial statements.

                                SEAGRAVES, INC.
                    (D.B.A. BROWNIE ENVIRONMENTAL SERVICES)
                              AND GREASE-TEC, INC.

                        COMBINED STATEMENT OF CASH FLOWS

                                                                                    PERIOD FROM
                                                                                  JANUARY 1, 1998
                                                                                    TO MARCH 5,
                                                            1996        1997           1998
                                                          ---------   ---------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................  $ 228,479   $ 209,079      $ 103,788
                                                          ---------   ---------      ---------
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization......................    236,777     248,938         38,403
     (Gain) loss on sale of fixed assets................     21,805     (70,254)       (97,641)
     Changes in assets and liabilities:
       Accounts receivable..............................    (97,202)     (7,921)       (58,166)
       Prepaid expenses and other.......................     (4,838)    (23,129)        54,520
       Other assets.....................................     (2,010)     (1,221)            --
       Accounts payable.................................    191,375     (10,394)       (50,864)
       Accrued expenses.................................     57,896     (22,258)        54,363
                                                          ---------   ---------      ---------
          Total adjustments.............................    403,803     113,761        (59,385)
                                                          ---------   ---------      ---------
          Net cash provided by operating activities.....    632,282     322,840         44,403
                                                          ---------   ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets....................     66,592     100,928        100,000
  Capital expenditures..................................   (509,292)   (290,157)      (148,121)
                                                          ---------   ---------      ---------
          Net cash used in investing activities.........   (442,700)   (189,229)       (48,121)
                                                          ---------   ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt..........................    234,672     316,932         59,425
  Payments of long-term debt............................   (329,545)   (266,287)       (33,635)
  Net borrowings from related party.....................     17,947       5,809        (94,658)
  Distributions to stockholders.........................    (94,676)   (223,990)       (32,000)
                                                          ---------   ---------      ---------
          Net cash used in financing activities.........   (171,602)   (167,536)      (100,868)
                                                          ---------   ---------      ---------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS...........................................     17,980     (33,925)      (104,586)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........    127,744     145,724        111,799
                                                          ---------   ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD................  $ 145,724   $ 111,799      $   7,213
                                                          =========   =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest................................  $  63,327   $  37,838      $   7,095
                                                          =========   =========      =========

    The accompanying notes are an integral part of these combined financial statements.

                                SEAGRAVES, INC.
                    (D.B.A. BROWNIE ENVIRONMENTAL SERVICES)
                              AND GREASE-TEC, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     Seagraves, Inc. and Grease-Tec, Inc. (collectively, the "Company") design, construct, repair, maintain, and operate on-site sewage disposal systems, primarily in metropolitan Orlando, Florida. Seagraves, Inc. and Grease-Tec, Inc. are under common ownership.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF COMBINATION

     The accompanying combined financial statements include the accounts of Seagraves, Inc. and Grease-Tec, Inc. All significant intercompany accounts have been eliminated.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

CONCENTRATION OF CREDIT RISK

     Financial instruments which subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's customers are concentrated in one geographic region. No single customer accounted for a significant amount of the Company's sales, and there are no significant accounts receivable from a single customer. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

REVENUE RECOGNITION

     The Company recognizes revenues as services are provided.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is provided on the straight-line basis using useful lives of 5 to 7 years for machinery and equipment and office equipment and 20 years for building and improvements.

     At December 31, 1996 and 1997, property and equipment consisted of the following:

                                                                1996          1997
                                                             -----------   -----------
Machinery and equipment....................................  $ 1,705,843   $ 1,866,519
Buildings and improvements.................................      361,183       391,780
Office equipment...........................................       89,153       101,715
                                                             -----------   -----------
                                                               2,156,179     2,360,014
Less accumulated depreciation..............................   (1,238,583)   (1,431,763)
                                                             -----------   -----------
                                                             $   917,596   $   928,251
                                                             ===========   ===========

     The Company periodically reviews the values assigned to property and equipment to determine whether any impairments are other than temporary. The Company assesses impairment by determining whether the carrying value of such long-lived assets will be recovered through undiscounted expected future cash flows. No impairment losses have been recorded in the accompanying results of operations.

                                SEAGRAVES, INC.
                    (D.B.A. BROWNIE ENVIRONMENTAL SERVICES)
                              AND GREASE-TEC, INC.

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES

     The Company has elected for federal and state income tax purposes S corporation tax status, whereby income is taxed at the stockholder level. Therefore, no deferred tax assets, liabilities, or provisions for income taxes are recorded. Amounts are distributed to the stockholders for making applicable tax payments.

3. LONG-TERM DEBT

     At December 31, 1996 and 1997, long-term debt consisted of the following:

                                                                1996       1997
                                                              --------   --------
Equipment loans, interest at varying rates between 8.5% and
  11%, interest and principal due in monthly installments
  through 2000, secured by related equipment................  $351,278   $401,923
Related-party notes payable, interest at varying rates
  between 10% and 12%, interest and principal due in monthly
  installments through 1999, unsecured......................   163,272    169,081
                                                              --------   --------
                                                               514,550    571,004
                                                               278,794    293,132
                                                              --------   --------
Less current portion........................................
                                                              $235,756   $277,872
                                                              ========   ========

     Future aggregate annual maturities of long-term debt are as follows as of December 31, 1997:

1998........................................................   $293,132
1999........................................................    192,387
2000........................................................     67,548
2001........................................................     13,418
2002 and thereafter.........................................      4,519
                                                               --------
                                                               $571,004
                                                               ========

     In March 1998, in conjunction with the sale of the business (Note 5), all long-term debt was paid in full.

4. RELATED-PARTY TRANSACTIONS

     The Company's stockholders make loans to the Company from time to time to purchase equipment. At December 31, 1996 and 1997, the amounts owed to stockholders were $163,272 and $169,081, respectively. During fiscal years 1996 and 1997, the Company paid interest of $13,031 and $6,421, respectively, to stockholders. Subsequent to December 31, 1997, the amounts owed to stockholders were paid in full. Interest paid to stockholders from January 1, 1998 to March 5, 1998 was $68.

                                SEAGRAVES, INC.
                    (D.B.A. BROWNIE ENVIRONMENTAL SERVICES)
                              AND GREASE-TEC, INC.

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company rents land and buildings from certain stockholders. Rent paid to stockholders was $20,000 and $15,600 in 1996 and 1997, respectively. Rent paid to stockholders from January 1, 1998 to March 5, 1998 was $8,965.

5. SUBSEQUENT EVENT

     On March 6, 1998, substantially all property and equipment and the ongoing business of the Company were sold to EarthCare Company ("EarthCare") for $3,250,000 in cash, a $2,000,000 note receivable, and 60,000 shares of EarthCare common stock. Prior to the closing, all related long-term debt was paid in full to convey assets to EarthCare free and clear of all encumbrances and liens.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of RGM Liquid Waste Removal Corporation and Affiliates

     In our opinion, the accompanying combined statements of operations and stockholders' equity and cash flows present fairly, in all material respects, the results of operations and cash flows of RGM Liquid Waste Removal Corporation and Affiliates for the period from November 1, 1997 to April 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

                                            PricewaterhouseCoopers LLP

Tulsa, Oklahoma
January 14, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To RGM Liquid Waste Removal Corporation and Affiliates:

     We have audited the accompanying combined balance sheets of RGM LIQUID WASTE REMOVAL CORPORATION AND AFFILIATES as of October 31, 1996 and 1997 and the related combined statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RGM Liquid Waste Removal Corporation and Affiliates as of October 31, 1996 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Atlanta, Georgia
July 10, 1998

                      RGM LIQUID WASTE REMOVAL CORPORATION
                                 AND AFFILIATES

                             COMBINED BALANCE SHEET

                                     ASSETS

                                                                    OCTOBER 31,
                                                              -----------------------
                                                                 1996         1997
                                                              ----------   ----------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  581,017   $1,280,106
  Marketable equity securities..............................     490,318      580,017
  Accounts receivable, net of allowance for doubtful
     accounts of $70,000 in 1996 and $49,000 in 1997........   2,065,540    1,179,148
  Note receivable...........................................     813,462      579,481
  Prepaid expenses and other................................      37,032       41,342
                                                              ----------   ----------
          Total current assets..............................   3,987,369    3,660,094
  PROPERTY AND EQUIPMENT, NET...............................   1,394,204    1,032,921
  NOTE RECEIVABLE...........................................     579,482           --
  OTHER ASSETS..............................................      81,585      124,579
                                                              ----------   ----------
                                                              $6,042,640   $4,817,594
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................  $1,274,689   $  374,827
  Accrued expenses..........................................     240,159      211,577
  Due to related parties....................................     484,263      506,713
  Income taxes payable, net.................................     324,496      281,566
  Deferred income taxes.....................................     132,529       16,360
  Current portion of long-term debt.........................     281,264      133,741
                                                              ----------   ----------
          Total current liabilities.........................   2,737,400    1,524,784
                                                              ----------   ----------
LONG-TERM DEBT, NET OF CURRENT PORTION......................     353,724       82,827
                                                              ----------   ----------
DUE TO STOCKHOLDERS.........................................      18,688      131,637
                                                              ----------   ----------
DEFERRED INCOME TAXES.......................................     100,989       59,057
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS' EQUITY:
  Common stock (Note 2).....................................      11,000       11,000
  Unrealized depreciation of investments....................      (9,682)          --
  Retained earnings.........................................   2,830,521    3,008,289
                                                              ----------   ----------
          Total stockholders' equity........................   2,831,839    3,019,289
                                                              ----------   ----------
                                                              $6,042,640   $4,817,594
                                                              ==========   ==========

    The accompanying notes are an integral part of these combined financial statements.

                      RGM LIQUID WASTE REMOVAL CORPORATION
                                 AND AFFILIATES

                        COMBINED STATEMENT OF OPERATIONS

                                                                                    PERIOD FROM
                                                        YEARS ENDED OCTOBER 31    NOVEMBER 1, 1997
                                                       ------------------------     TO APRIL 30,
                                                          1996          1997            1998
                                                       -----------   ----------   ----------------
REVENUES.............................................  $10,104,213   $7,459,143      $4,065,091
                                                       -----------   ----------      ----------
EXPENSES:
  Cost of operations.................................    6,929,729    4,485,210       2,627,341
  General and administrative.........................    2,627,519    2,407,013       1,215,957
  Depreciation and amortization......................      417,476      394,420         220,143
                                                       -----------   ----------      ----------
          Total expenses.............................    9,974,724    7,286,643       4,063,441
                                                       -----------   ----------      ----------
INCOME FROM OPERATIONS...............................      129,489      172,500           1,650
                                                       -----------   ----------      ----------
OTHER EXPENSE (INCOME):
  Interest expense (income), net.....................       65,497      (88,518)        (42,154)
  Other, net.........................................      804,489      (73,276)         33,148
                                                       -----------   ----------      ----------
                                                           869,986     (161,794)         (9,006)
                                                       -----------   ----------      ----------
(LOSS) INCOME BEFORE INCOME TAXES....................     (740,497)     334,294          (7,356)
(BENEFIT) PROVISION FOR INCOME TAXES.................     (425,210)     156,526         124,303
                                                       -----------   ----------      ----------
NET (LOSS) INCOME....................................  $  (315,287)  $  177,768      $ (131,659)
                                                       ===========   ==========      ==========

    The accompanying notes are an integral part of these combined financial statements.

                      RGM LIQUID WASTE REMOVAL CORPORATION
                                 AND AFFILIATES

                   COMBINED STATEMENT OF STOCKHOLDERS' EQUITY

                                                             UNREALIZED
                                                             LOSSES ON
                                                             SECURITIES
                                                   COMMON    AVAILABLE     RETAINED
                                                    STOCK     FOR SALE     EARNINGS      TOTAL
                                                   -------   ----------   ----------   ----------
BALANCE, NOVEMBER 1, 1995........................  $11,000    $    --     $3,145,808   $3,156,808
  Unrealized depreciation on securities available
     for sale....................................       --     (9,682)            --       (9,682)
  Net loss.......................................       --         --       (315,287)    (315,287)
                                                   -------    -------     ----------   ----------
BALANCE, OCTOBER 31, 1996........................   11,000     (9,682)     2,830,521    2,831,839
  Change in unrealized depreciation on securities
     available for sale..........................       --      9,682             --        9,682
  Net income.....................................       --         --        177,768      177,768
                                                   -------    -------     ----------   ----------
BALANCE, OCTOBER 31, 1997........................   11,000         --      3,008,289    3,019,289
  Net income.....................................       --         --       (131,659)    (131,659)
                                                   -------    -------     ----------   ----------
BALANCE, APRIL 30, 1998..........................  $11,000    $    --     $2,876,630   $2,887,630
                                                   =======    =======     ==========   ==========

    The accompanying notes are an integral part of these combined financial statements.

                      RGM LIQUID WASTE REMOVAL CORPORATION
                                 AND AFFILIATES

                        COMBINED STATEMENT OF CASH FLOWS

                                                                                   PERIOD FROM
                                                     YEARS ENDED OCTOBER 31      NOVEMBER 1, 1997
                                                    -------------------------      TO APRIL 30,
                                                       1996           1997             1998
                                                    -----------    ----------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income...............................  $  (315,287)   $  177,768       $ (131,659)
                                                    -----------    ----------       ----------
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation and amortization................      417,476       394,420          220,143
     Loss on sale of fixed assets.................       26,956            48               --
     Changes in assets and liabilities:
       Accounts receivable, net...................      508,139       886,392         (885,897)
       Prepaid expenses and other.................       (1,746)       (4,310)          (5,823)
       Other assets...............................      109,680       (42,994)              --
       Accounts payable...........................     (965,735)     (899,862)          87,841
       Accrued expenses...........................        9,260       (28,582)         (35,804)
       Income tax payable.........................      311,670       (42,931)        (212,436)
       Deferred taxes.............................     (893,777)     (158,101)         (22,297)
                                                    -----------    ----------       ----------
          Total adjustments.......................     (478,077)      104,080         (854,273)
                                                    -----------    ----------       ----------
          Net cash (used in) provided by operating
            activities............................     (793,364)      281,848         (985,932)
                                                    -----------    ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Merco.............................    3,603,192            --               --
  Note receivable from Merco......................   (1,392,944)      813,463          447,750
  Marketable securities...........................     (500,000)      (80,017)         (33,148)
  Capital expenditures............................     (114,175)      (33,184)          (5,798)
                                                    -----------    ----------       ----------
          Net cash provided by investing
            activities............................    1,596,073       700,262          408,804
                                                    -----------    ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt....................       27,364            --               --
  Repayments of long-term debt....................     (695,504)     (418,420)         (24,683)
  Net borrowing from related party................       80,806        22,450          (86,713)
  Net borrowing from stockholder..................       16,860       112,949               --
                                                    -----------    ----------       ----------
          Net cash used in financing activities...     (570,474)     (283,021)        (111,396)
                                                    -----------    ----------       ----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.....................................      232,235       699,089         (688,524)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....      348,782       581,017        1,280,106
                                                    -----------    ----------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD..........  $   581,017    $1,280,106       $  591,582
                                                    ===========    ==========       ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest..........................  $   112,328    $   57,140       $   16,160
                                                    ===========    ==========       ==========
  Cash paid for income taxes......................  $   193,421    $  368,767       $  305,088
                                                    ===========    ==========       ==========
NONCASH INVESTING ACTIVITY:
          Unrealized loss (gain) on securities
            available for sale....................  $     9,682    $   (9,682)      $       --
                                                    ===========    ==========       ==========

    The accompanying notes are an integral part of these combined financial statements.

                      RGM LIQUID WASTE REMOVAL CORPORATION
                                 AND AFFILIATES

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     RGM Liquid Waste Removal Corporation ("RGM") and affiliates (collectively, the "Company") is engaged in the removal of various waste materials. As part of its normal operations, the Company enters into agreements of up to four years with governmental, institutional, and commercial entities. These agreements specify that the Company will remove various waste materials at per unit prices. Billings are submitted as services are provided.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF COMBINATION

     The accompanying combined financial statements include the accounts of Devito Environmental Corporation ("Devito"), Advanced Transfer Technology, Inc. ("ATT"), and Envirotech Leasing & Rental Corporation ("Envirotech") (collectively, the "Affiliates") since they have been under the same ownership of RGM since their respective dates of inception. All material intercompany accounts have been eliminated.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

     The carrying amounts of short-term investments approximate fair value. Short-term investments consist of marketable equity securities and money market funds. In accordance with the criteria specified by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," these investments were classified as available for sale.

CONCENTRATION OF CREDIT RISK

     Financial instruments which subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's customers are concentrated in one geographic region. No single customer accounted for a significant amount of the Company's sales, and there are no significant accounts receivable from a single customer. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

REVENUE RECOGNITION

     The Company recognizes revenues as services are provided.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is provided using useful lives of five to ten years for machinery and equipment and office equipment. Leasehold improvements are depreciated over the shorter of the term of the lease or the useful life of the improvements.

                      RGM LIQUID WASTE REMOVAL CORPORATION
                                 AND AFFILIATES

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     At October 31, 1996 and 1997, property and equipment consisted of the following:

                                                                1996          1997
                                                             -----------   -----------
Machinery and equipment....................................  $ 4,528,286   $ 4,478,562
Office equipment...........................................       25,955        42,140
Leasehold improvements.....................................      105,646       129,005
                                                             -----------   -----------
                                                               4,659,887     4,649,707
Less accumulated depreciation..............................   (3,265,683)   (3,616,786)
                                                             -----------   -----------
                                                             $ 1,394,204   $ 1,032,921
                                                             ===========   ===========

     The Company periodically reviews the values assigned to property and equipment to determine whether any impairments are other than temporary. The Company assesses impairment by determining whether the carrying value of such long-lived assets will be recovered through undiscounted expected future cash flows. No impairment losses have been recorded in the accompanying results of operations.

COMMON STOCK

     No par value common stock of RGM and affiliates consists of the following as of October 31, 1996 and 1997:

                                                                           ISSUED AND
                                                              AUTHORIZED   OUTSTANDING
                                                              ----------   -----------
RGM.........................................................     200            10
Devito......................................................     200           100
ATT.........................................................     200            10
Envirotech..................................................     200           100

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES

     For federal and state income tax purposes, two of the affiliates (the "S corporations") have elected S corporation tax status whereby income is taxed at the shareholder level. Therefore, no deferred tax assets, liabilities, or provisions for income taxes is recorded. See Note 7 for income tax information for the two affiliates which are C corporations (the "C corporations").

3. NOTE RECEIVABLE

     From July 1992 to June 1996, the Company participated in the Merco Joint Venture ("Merco"), which was accounted for using the equity method of accounting. Merco contracts with the city of New York to receive, transport, and dispose of dewatered sewage sludge. The Company's ownership interest in Merco was 33 1/3%. At May 31, 1996, the Company's investment in Merco was $2,439,761. On June 1, 1996, pursuant to a settlement agreement between the Company and Merco, the joint venture agreed to pay $1,650,000 for the Company's interest in Merco. In 1996, the Company recognized a loss on the sale of the investment in the

                      RGM LIQUID WASTE REMOVAL CORPORATION
                                 AND AFFILIATES

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

amount of $789,761, which is included in other, net, in the accompanying statements of operations. The settlement was in the form of a note receivable which is payable in monthly installments of $74,625 through June 1998 and bears interest at 8% per annum.

4. LONG-TERM DEBT

     At October 31, 1996 and 1997, long-term debt consisted of the following:

                                                                1996         1997
                                                              ---------    ---------
Equipment loans, interest at varying rates between 7.75% and
  12.38%, interest and principal due in monthly installments
  through August 2001, secured by related equipment.........  $ 595,272    $ 207,665
Capital lease obligations and other.........................     39,716        8,903
                                                              ---------    ---------
                                                                634,988      216,568
Less current portion........................................   (281,264)    (133,741)
                                                              ---------    ---------
                                                              $ 353,724    $  82,827
                                                              =========    =========

     Future aggregate annual maturities of long-term debt are as follows as of October 31, 1997:

1998......................................................  $133,741
1999......................................................    71,468
2000......................................................     5,983
2001......................................................     5,376
                                                            --------
                                                            $216,568
                                                            ========

     In May 1998, the Company repaid all long-term debt in full in conjunction with the sale of the business (Note 9).

5. RELATED-PARTY TRANSACTIONS

     The Company's stockholders make loans to the Company from time to time to meet working capital needs and to purchase equipment. At December 31, 1996 and 1997, the amounts owed to stockholders were $18,688 and $131,637, respectively. In May 1998, all amounts owed to stockholders were paid in full in conjunction with the sale of the business (Note 9).

     The Company is a guarantor of a loan entered by the stockholder in the amount of $118,000. The loan was paid in full in May 1998 in conjunction with the sale of the business (Note 9).

     The Company leases its office facilities from related parties under noncancelable operating leases on a month-to-month basis. Rent expense for the years ended October 31, 1996 and 1997 was $406,558 and $396,991 and $184,617 for
the period from November 1, 1997 to April 30, 1998. Such amounts are included in general and administrative expenses in the accompanying statement of operations. Amounts owed to these related parties for back rents at October 31, 1996 and 1997 were $456,475 and $506,713, respectively.

     The Company performs waste removal services for an entity under the control of one of the Company's stockholders. The related party also provided waste treatment services to the Company. During 1996 and 1997, revenue from the related party was $55,280 and $74,016, respectively. There was no such revenue for the period from November 1, 1997 to April 30, 1998. Charges for waste treatment services performed by the related party for RGM during 1996 and 1997 were $7,765 and $2,600, respectively. There were no such charges for the period from November 1, 1997 to April 30, 1998. Net amounts due to the related party at

                      RGM LIQUID WASTE REMOVAL CORPORATION
                                 AND AFFILIATES

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

October 31, 1996 and 1997 were $40,061 and $0 and are included in due to related parties in the accompanying balance sheet.

6. COMMITMENTS AND CONTINGENCIES

     The Company has a defined contribution 401(k) plan (the "Plan") covering substantially all of its full-time employees. The Company has the option to contribute a profit-sharing portion to the Plan each year. During the years ended October 31, 1996 and 1997, and during the period from November 1, 1997 to April 30, 1998, no such contributions were made.

     Under the terms of a bargaining agreement with its union employees, one of the affiliates is required to make contributions based on hours worked to a union annuity fund. Contributions to this fund for the years ended October 31, 1996 and 1997 were $18,336 and $64,323, respectively, and $9,667 for the period from November 1, 1997 to April 30, 1998. Such contributions are included in general and administrative expenses in the accompanying statement of operations.

7. INCOME TAXES

     The accompanying financial statements include income tax provisions related to the C corporations computed in accordance with SFAS No. 109, "Accounting for Income Taxes." The components of the income tax (benefit) provision for the years ended October 31, 1996 and 1997, and for the period from November 1, 1997 to April 30, 1998, are summarized as follows:

                                                                            PERIOD FROM
                                                                         NOVEMBER 1, 1997
                                                                           TO APRIL 30,
                                                  1996         1997            1998
                                                ---------    ---------   -----------------
Current provision.............................  $ 468,567    $ 314,627       $146,600
Deferred taxes................................   (893,777)    (158,101)       (22,297)
                                                ---------    ---------       --------
Income tax (benefit) provision................  $(425,210)   $ 156,526       $124,303
                                                =========    =========       ========

     Reconciliation from the federal statutory rate to the actual income tax benefit is as follows:

                                                              1996      1997
                                                              -----     ----
Statutory federal tax rate..................................  (34.0)%   34.0%
State and city income taxes, net of federal tax benefit.....   (8.0)     7.0
(Income) loss from the S corporations.......................   (9.2)     3.8
Other.......................................................   (6.2)     2.0
                                                              -----     ----
                                                              (57.4)%   46.8%
                                                              =====     ====

     The reconciliation of the federal statutory tax rate for the period from November 1, 1997 to April 30, 1998 would not be meaningful, as the tax provision relates to RGM which is a C-Corporation and combined taxable income reflects total pretax losses of the S-Corporations. RGM's effective tax rate for the period from November 1, 1997 to April 30, 1998 was 42%, which differs from the federal statutory rate due to state and city income taxes.

                      RGM LIQUID WASTE REMOVAL CORPORATION
                                 AND AFFILIATES

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     The sources of differences between the financial accounting and tax bases of the Company's assets and liabilities which give rise to the deferred tax assets and liabilities and the tax effects of each are as follows as of October 31, 1996 and 1997:

                                                                1996        1997
                                                              ---------   ---------
Deferred tax assets:
  Allowance for doubtful accounts...........................  $  29,120   $  20,384
  Capital loss carryforward.................................     59,805      38,206
                                                              ---------   ---------
          Total deferred tax assets.........................     88,925      58,590
                                                              ---------   ---------
Deferred tax liabilities:
  Depreciation..............................................   (121,027)    (94,240)
  Joint venture income......................................   (121,881)         --
  Cash to accrual...........................................    (79,535)    (39,767)
                                                              ---------   ---------
          Total deferred tax liabilities....................   (322,443)   (134,007)
                                                              ---------   ---------
          Net deferred tax liability........................  $(233,518)  $ (75,417)
                                                              =========   =========

8. ENVIRONMENTAL REGULATIONS

     The Company is subject to extensive and evolving federal, state, and local environmental laws and regulations that have been enacted in response to technological advances and the public's increased concern over environmental issues. The majority of the expenditures necessary to comply with the environmental laws and regulations is made in the normal course of business. The Company, to the best of its knowledge, is in compliance, in all material respects, with the laws and regulations affecting its operations.

9. SUBSEQUENT EVENT

     On May 1, 1998, the Company sold substantially all property and equipment and the ongoing business to EarthCare Company ("EarthCare") for $4,500,000 in cash and 105,000 shares of EarthCare common stock. Contingent consideration of $1,000,000 in cash and 55,000 shares of EarthCare common stock is receivable 365 days after the date of purchase, net of offsets for losses, as defined in the purchase agreement. Prior to the closing, all equipment loans and related-party payables were paid in full to convey assets to EarthCare free and clear of all encumbrances and liens.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Eldredge Wastewater Management, Inc.

     In our opinion, the accompanying statements of operations and stockholders' equity and cash flows present fairly, in all material respects, the results of operations and cash flows of Eldredge Wastewater Management, Inc. for the period from January 1, 1998 to May 7, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

                                            PricewaterhouseCoopers LLP

Tulsa, Oklahoma
January 15, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Eldredge Wastewater Management, Inc.:

     We have audited the accompanying balance sheets of ELDREDGE WASTEWATER MANAGEMENT, INC. (a Pennsylvania corporation) as of December 31, 1996 and 1997 and the related statements of operations, stockholder's equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eldredge Wastewater Management, Inc. as of December 31, 1996 and 1997 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Atlanta, Georgia
June 19, 1998

                      ELDREDGE WASTEWATER MANAGEMENT, INC.

                                 BALANCE SHEET

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1996         1997
                                                              ----------   ----------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   79,129   $   20,975
  Accounts receivable, net of allowance for doubtful
     accounts of $19,300 in 1996, 1997, and 1998............     309,488      313,464
  Related-party receivable..................................     332,028      363,264
  Prepaid expenses and other................................      13,363       13,774
                                                              ----------   ----------
          Total current assets..............................     734,008      711,477
PROPERTY AND EQUIPMENT, NET.................................     285,799      425,626
                                                              ----------   ----------
                                                              $1,019,807   $1,137,103
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  324,716   $  353,165
  Accrued expenses..........................................      35,630       41,010
  Current portion of long-term debt.........................     179,023      119,461
                                                              ----------   ----------
          Total current liabilities.........................     539,369      513,636
                                                              ----------   ----------
LONG-TERM DEBT, NET OF CURRENT PORTION......................     115,141      322,347
                                                              ----------   ----------
DEFERRED INCOME TAXES.......................................      22,873        9,926
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES (NOTES 5 AND 6)
STOCKHOLDER'S EQUITY:
  Common stock, no par value; 10,000 shares authorized,
     4,000 shares issued and outstanding in 1996 and 1997...       1,000        1,000
  Retained earnings.........................................     341,424      290,194
                                                              ----------   ----------
          Total stockholder's equity........................     342,424      291,194
                                                              ----------   ----------
                                                              $1,019,807   $1,137,103
                                                              ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                      ELDREDGE WASTEWATER MANAGEMENT, INC.

                            STATEMENT OF OPERATIONS

                                                                                       PERIOD FROM
                                                         YEARS ENDED DECEMBER 31,    JANUARY 1, 1998
                                                         -------------------------      TO MAY 7,
                                                            1996          1997            1998
                                                         -----------   -----------   ---------------
REVENUES...............................................  $4,206,779    $4,074,248      $1,514,756
                                                         ----------    ----------      ----------
EXPENSES:
  Cost of operations...................................   3,094,579     2,841,432       1,108,708
  General and administrative...........................     999,328     1,081,150         385,582
  Depreciation and amortization........................     176,250       192,534          68,311
                                                         ----------    ----------      ----------
          Total expenses...............................   4,270,157     4,115,116       1,562,601
                                                         ----------    ----------      ----------
LOSS FROM OPERATIONS...................................     (63,378)      (40,868)        (47,845)
                                                         ----------    ----------      ----------
OTHER INCOME (EXPENSE):
  Interest expense, net................................     (35,505)      (34,828)        (11,959)
  Other................................................      10,873         6,509           1,562
                                                         ----------    ----------      ----------
                                                            (24,632)      (28,319)        (10,397)
                                                         ----------    ----------      ----------
LOSS BEFORE BENEFIT FROM INCOME TAXES..................     (88,010)      (69,187)        (58,242)
INCOME TAX BENEFIT.....................................     (17,968)      (17,957)        (13,686)
                                                         ----------    ----------      ----------
          NET LOSS.....................................  $  (70,042)   $  (51,230)     $  (44,556)
                                                         ==========    ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                      ELDREDGE WASTEWATER MANAGEMENT, INC.

                       STATEMENT OF STOCKHOLDER'S EQUITY

                                                              COMMON   RETAINED
                                                              STOCK    EARNINGS    TOTAL
                                                              ------   --------   --------
BALANCE, DECEMBER 31, 1995..................................  $1,000   $411,466   $412,466
  Net loss..................................................     --     (70,042)   (70,042)
                                                              ------   --------   --------
BALANCE, DECEMBER 31, 1996..................................   1,000    341,424    342,424
  Net loss..................................................     --     (51,230)   (51,230)
                                                              ------   --------   --------
BALANCE, DECEMBER 31, 1997..................................   1,000    290,194    291,194
  Net Loss..................................................     --     (44,556)   (44,556)
                                                              ------   --------   --------
BALANCE, MAY 7, 1998........................................  $1,000   $245,638   $246,638
                                                              ======   ========   ========

   The accompanying notes are an integral part of these financial statements.

                      ELDREDGE WASTEWATER MANAGEMENT, INC.

                            STATEMENT OF CASH FLOWS

                                                                YEARS ENDED         PERIOD FROM
                                                               DECEMBER 31,       JANUARY 1, 1998
                                                            -------------------      TO MAY 7,
                                                              1996       1997          1998
                                                            --------   --------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................  $(70,042)  $(51,230)     $(44,556)
                                                            --------   --------      --------
  Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Depreciation and amortization........................   176,250    192,534        68,311
     Deferred income taxes................................   (17,234)   (12,947)       (3,333)
     Changes in assets and liabilities:
       Accounts receivable................................   (39,202)    (3,976)       (3,956)
       Related-party receivable...........................   227,250    (31,236)       92,847
       Prepaid expenses and other.........................    25,550       (411)        3,774
       Accounts payable...................................   (43,273)    28,449        35,601
       Accrued expenses...................................    20,444      5,380        10,553
                                                            --------   --------      --------
          Total adjustments...............................   349,785    177,793       203,797
                                                            --------   --------      --------
          Net cash provided by operating activities.......   279,743    126,563       159,241
                                                            --------   --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................   (72,516)  (297,361)      (35,297)
                                                            --------   --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt..............................        --    197,901            --
  Repayments of long-term debt............................  (156,754)   (85,257)      (39,733)
                                                            --------   --------      --------
          Net cash provided by (used in) financing
            activities....................................  (156,754)   112,644       (39,733)
                                                            --------   --------      --------
NET CHANGE IN CASH AND CASH EQUIVALENTS...................    50,473    (58,154)       84,211
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............    28,656     79,129        20,975
                                                            --------   --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................  $ 79,129   $ 20,975      $105,186
                                                            ========   ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest..................................  $ 33,466   $ 37,146      $ 10,212
                                                            ========   ========      ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Equipment financed under capital lease obligation.......  $     --   $ 35,000      $     --
                                                            ========   ========      ========

   The accompanying notes are an integral part of these financial statements.

                      ELDREDGE WASTEWATER MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     Eldredge Wastewater Management, Inc. (the "Company"), a Pennsylvania corporation, is engaged in the design, construction, repair, and maintenance of on-site sewage disposal systems. The Company's services are sold to customers located primarily in the Delaware Valley of Southeastern Pennsylvania. The Company is a wholly owned subsidiary of The Eldredge Companies, Inc. ("The Eldredge Companies").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with purchased maturities of three months or less at the date of purchase to be cash equivalents.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is provided over estimated useful lives of five to ten years using the straight-line method.

     At December 31, 1996 and 1997, property and equipment consisted of the following:

                                                               1996           1997
                                                            -----------    -----------
Property and equipment....................................  $ 1,925,838    $ 2,258,199
Less accumulated depreciation.............................   (1,640,039)    (1,832,573)
                                                            -----------    -----------
                                                            $   285,799    $   425,626
                                                            ===========    ===========

     The Company periodically reviews the values assigned to property and equipment to determine whether any impairments are other than temporary. The Company assesses impairment by determining whether the carrying value of such long-lived assets will be recovered through undiscounted expected future cash flows. No impairment losses have been recorded in the accompanying results of operations.

REVENUE RECOGNITION

     The Company recognizes revenues as services are provided.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      ELDREDGE WASTEWATER MANAGEMENT, INC.

3. INCOME TAXES

     The benefit from income taxes is summarized as follows for the years ended December 31, 1996, 1997 and for the period from January 1, 1998 to May 7, 1998:

                                                                             JANUARY 1,
                                                                                1998
                                                                             TO MAY 7,
                                                         1996       1997        1998
                                                       --------   --------   ----------
Current..............................................  $   (734)  $ (5,010)   $(10,353)
Deferred.............................................   (17,234)   (12,947)     (3,333)
                                                       --------   --------    --------
                                                       $(17,968)  $(17,957)   $(13,686)
                                                       ========   ========    ========

     Significant components of the Company's deferred income tax liability as of December 31, 1996 and 1997 are summarized as follows:

                                                               1996      1997
                                                              -------   ------
Deferred income tax liability:
  Property and equipment....................................  $18,361   $5,391
  Other.....................................................    4,512    4,535
                                                              -------   ------
                                                              $22,873   $9,926
                                                              =======   ======

     The operations of the Company are included in the consolidated federal income tax return of The Eldredge Companies. All tax amounts above as well as tax amounts included in the accompanying financial statements have been reflected as if the Company filed separate state and federal tax returns.

4. LONG-TERM DEBT

     At December 31, 1996 and 1997, long-term debt consisted of the following:

                                                                1996        1997
                                                              ---------   ---------
Note payable to bank, interest at 9.75%, principal and
  interest payable in monthly installments through September
  1, 2001; secured by substantially all property and
  equipment acquired prior to April 1995....................  $ 258,499   $ 235,609
Equipment loans and capital lease obligation, interest at
  varying rates between 7.75% and 10.75%, interest and
  principal due in monthly installments through 2000;
  secured by related equipment..............................     35,665     173,948
Note payable to officer, interest at 12.5%, principal and
  interest payable in monthly installments through March 1,
  2000; unsecured...........................................         --      32,251
                                                              ---------   ---------
                                                                294,164     441,808
Less current portion........................................   (179,023)   (119,461)
                                                              ---------   ---------
                                                              $ 115,141   $ 322,347
                                                              =========   =========

                      ELDREDGE WASTEWATER MANAGEMENT, INC.

     Future aggregate annual maturities of long-term debt are as follows as of December 31, 1997:

1998.....................................................   $119,461
1999.....................................................    131,187
2000.....................................................    127,197
2001.....................................................     61,394
2001.....................................................      2,569
                                                            --------
                                                            $441,808
                                                            ========

     In May 1998, in conjunction with the sale of the business (Note 7), all related long-term debt was paid in full.

5. COMMITMENTS AND CONTINGENCIES

BENEFIT PLAN

     The Company maintains a 401(k) plan for employees. The Company makes a discretionary profit-sharing contribution to the plan based on estimated company profitability. Company contributions for the years ended December 31, 1996 and 1997 were $10,000 and $6,000, respectively. There were no such contributions for the period from January 1, 1998 to May 7, 1998.

ENVIRONMENTAL AND LEGAL MATTERS

     The Company is subject to various claims and legal actions which arise in the ordinary course of business. In the opinion of management, the ultimate resolution of any such matters should not have a material adverse effect on the Company's financial position or results of operations.

6. RELATED-PARTY TRANSACTIONS

     The Company makes periodic cash transfers to (from) The Eldredge Companies and its subsidiaries based on available cash. Additionally, the Company receives certain administration services from its parent company, The Eldredge Companies. Allocations of parent company direct costs related to these services, totaled $207,727 and $158,929 for the years ended December 31, 1996 and 1997, respectively, and $67,486 for the period from January 1, 1998 to May 7, 1998. These allocations are included in general and administrative expense in the accompanying statement of operations. The Company also receives certain management services from other wholly owned subsidiaries of The Eldredge Companies. Management fees, which are reflected in general and administrative expense in the accompanying statement of operations, totaled $247,392 and $220,913 for the years ended December 31, 1996 and 1997, respectively, and $55,551 for the period from January 1, 1998 to May 7, 1998. The stockholders of The Eldredge Companies also served as key officers of the Company during 1996 and 1997. Compensation paid to one of these officers totaled $104,067 and $103,879 for 1996 and 1997, respectively, and $43,333 for the period from January 1, 1998 to May 7, 1998. Such amounts are included in general and administrative expense in the accompanying statement of operations. The Company leases its office space and equipment storage facilities from a partnership owned by the stockholders of The Eldredge Companies. Rental expense during the years ended December 31, 1996 and 1997 was $22,740, and $22,320, respectively, and $9,300 for the period from January 1, 1998 to May 7, 1998.

     The Company purchases certain equipment improvements from a wholly owned subsidiary of The Eldredge Companies. These improvements relate primarily to the Company's fleet of septic waste tanker trucks. For the years ended December 31, 1996 1997, these equipment purchases totaled $4,174 and $123,218, respectively, and $26,464 for the period from January 1, 1998 to May 7, 1998. In addition, this sister company performs substantially all of the repair and maintenance services on the company vehicles. For the years ended

                      ELDREDGE WASTEWATER MANAGEMENT, INC.

December 31, 1996 and 1997, these services totaled $176,247 and $192,034, respectively, and $77,800 for the period from January 1, 1998 to May 7, 1998. These amounts are reflected in cost of operations in the accompanying statement of operations.

7. SUBSEQUENT EVENT

     On May 8, 1998, substantially all property and equipment and the ongoing business of the Company was sold to EarthCare Company ("EarthCare") for $2,040,000 in cash and 85,000 shares of EarthCare common stock. Contingent consideration of $360,000 in cash and 15,000 shares of EarthCare common stock is receivable 13 months after the date of purchase, net of offsets for losses, as defined in the purchase agreement. Prior to the closing, all outstanding long-term debt was paid in full to convey the assets free and clear of all encumbrances and liens.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
           2.0           -- Merger Agreement by and between Microlytics, Inc. and
                           SanTi Group, Inc., dated March 6, 1998 (incorporated by
                           reference to Exhibit 2.0 to the Company's Registration
                           Statement on Form 10, Registration No. 00024685, as
                           amended)
           3.1           -- Certificate of Incorporation of the Company dated May 13,
                           1998 (incorporated by reference to Exhibit 3.1 to the
                           Company's Registration Statement on Form 10, Registration
                           No. 00024685, as amended)
           3.2           -- Bylaws of the Company (incorporated by reference to
                           Exhibit 3.2 to the Company's Registration Statement on
                           Form 10, Registration No. 00024685, as amended)
           4.1           -- Article IV of Registrant's Certificate of Incorporation
           4.2           -- Article VI of Registrant's Certificate of Incorporation
           9.1           -- Voting Trust Agreement (incorporated by reference to
                           Exhibit 9.1 to the Company's Registration Statement on
                           Form 10, Registration No. 00024685, as amended)
          10.1           -- Credit Agreement dated June 26, 1998 between SanTi Group,
                           Inc., various financial institutions and Bank of America
                           National Trust Association as Agent (incorporated by
                           reference to Exhibit 10.1 to the Company's Registration
                           Statement on Form 10, Registration No. 00024685, as
                           amended)
          10.2           -- Company Pledge Agreement dated as of June 26, 1998,
                           between SanTi Group, Inc., and Bank of America National
                           Trust Association as Agent (incorporated by reference to
                           Exhibit 10.2 to the Company's Registration Statement on
                           Form 10, Registration No. 00024685, as amended)
          10.3           -- Security Agreement dated as of June 26, 1998, among
                           SanTi, Inc., each subsidiary of SanTi Group, Inc. and Bank of America National Trust Association as Agent
                           (incorporated by reference to Exhibit 10.3 to the
                           Company's Registration Statement on Form 10, Registration
                           No. 00024685, as amended)
          10.4           -- Asset Purchase Agreement dated as of January 22, 1998 by and between SanTi Group of Pennsylvania, Ferrero
                           Wastewater Management, Inc., A. Thomas Ferrero, Jr. and A.
                           Thomas Ferrero, III (incorporated by reference to Exhibit
                           10.4 to the Company's Registration Statement on Form 10,
                           Registration No. 00024685, as amended)
          10.5           -- Asset Purchase Agreement dated as of December 22, 1997 by and between Bone-Dry Enterprises, Inc. Andrews
                           Environmental Services, Inc. and W. Ronald Andrews
                           (incorporated by reference to Exhibit 10.5 to the
                           Company's Registration Statement on Form 10, Registration
                           No. 00024685, as amended)
          10.6           -- Asset Purchase Agreement dated as of February 13, 1998 by and between SanTi Group of Florida, Inc., A Rapid Rooter
                           Sewer & Drain Service, Inc., William E. Rice, Joan E.
                           Rice, Alfonse J. Grunskis, Diane Rice Grunskis, Donald E.
                           Rice and Ruth Ann Rice (incorporated by reference to
                           Exhibit 10.6 to the Company's Registration Statement on
                           Form 10, Registration No. 00024685, as amended)
          10.7           -- Asset Purchase Agreement dated as of February 17, 1998 by and between Bone-Dry Enterprises, Inc., Quality Plumbing &
                           Septic, Ronda R. McMichael and Forney L. McMichael
                           (incorporated by reference to Exhibit 10.7 to the
                           Company's Registration Statement on Form 10, Registration
                           No. 00024685, as amended)

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
          10.8           -- Asset Purchase Agreement dated as of March 6, 1998 by and between SanTi Group of Florida, Inc. Seagraves, Inc.,
                           William D. Seagraves, Seaburn Seagraves and Angelina
                           Seagraves (incorporated by reference to Exhibit 10.8 to
                           the Company's Registration Statement on Form 10,
                           Registration No. 00024685, as amended)
          10.9           -- Asset Purchase Agreement dated as of March 6, 1998 by and between SanTi Group of Florida, Inc., Grease-Tec, Inc.,
                           William D. Seagraves, Seaburn Seagraves and Angelina
                           Seagraves (incorporated by reference to Exhibit 10.9 to
                           the Company's Registration Statement on Form 10,
                           Registration No. 00024685, as amended)
          10.10          -- Asset Purchase Agreement dated as of April 30, 1998 by
                           and between SanTi Group of New York, Inc., RGM Liquid
                           Waste Removal Corporation, and Ralph G. Macchio
                           (incorporated by reference to Exhibit 10.10 to the
                           Company's Registration Statement on Form 10, Registration
                           No. 00024685, as amended)
          10.11          -- Asset Purchase Agreement dated as of April 30, 1998 by
                           and between SanTi Group of New York, Inc., Devito
                           Environmental Corporation, and Rosalie Macchio
                           (incorporated by reference to Exhibit 10.11 to the
                           Company's Registration Statement on Form 10, Registration
                           No. 00024685, as amended)
          10.12          -- Asset Purchase Agreement dated as of April 30, 1998 by
                           and between SanTi Group of New York, Inc., Advanced
                           Transfer Technology, Inc., and Steve Macchio (incorporated by reference to Exhibit 10.12 to the Company's
                           Registration Statement on Form 10, Registration No.
                           00024685, as amended)
          10.13          -- Asset Purchase Agreement dated as of April 30, 1998 by
                           and between SanTi Group of New York, Inc., Envirotec
                           Leasing and Rental Corporation, and Steve Macchio
                           (incorporated by reference to Exhibit 10.13 to the
                           Company's Registration Statement on Form 10, Registration
                           No. 00024685, as amended)
          10.14          -- Asset Purchase Agreement dated as of May 8, 1998 by and between SanTi Group of Pennsylvania, Inc., Eldredge
                           Wastewater Management, Inc., Robert Eldredge, Curtis
                           Eldredge, and John Eldredge. (incorporated by reference to
                           Exhibit 10.14 to the Company's Registration Statement on
                           Form 10, Registration No. 00024685, as amended)
          10.15          -- Contract for Purchase and Sale of Certain Assets of
                           Andrews Environmental Services, Inc. dated March 20, 1997
                           among and between Bone-Dry Enterprises, Inc. and Andrews
                           Environmental Services, Inc. (incorporated by reference to
                           Exhibit 10.15 to the Company's Registration Statement on
                           Form 10, Registration No. 00024685, as amended)
          10.16          -- Employment Agreement between EarthCare Company and Terry
                           Patrick dated June 1, 1998. (incorporated by reference to
                           Exhibit 10.16 to the Company's Registration Statement on
                           Form 10, Registration No. 00024685, as amended)
          10.17          -- Form of Lock-Up Agreement (incorporated by reference to
                           Exhibit 10.17 to the Company's Registration Statement on
                           Form 10, Registration No. 00024685, as amended)
          10.18          -- Employment Agreement between EarthCare Company and James
                           E. Farrell dated October 9, 1998. (incorporated by
                           reference to Exhibit 10.18 to the Company's Registration
                           Statement on Form 10, Registration No. 00024685, as
                           amended)
          10.19          -- Reifsneider Transportation, Inc. Stock Purchase Agreement
                           dated February 26, 1999 (incorporated by reference to
                           Exhibit 2.1 to the Company's Form 8-K dated March 1, 1999

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
          21.0           -- Subsidiaries of EarthCare Company. (incorporated by
                           reference to Exhibit 21.0 to the Company's Registration
                           Statement on Form 10, Registration No. 00024685, as
                           amended)
          27.1           -- Financial Data Schedule (for SEC use only)