Form 10-Q
period 1999-03-31
EARTHCARE CO
filed 1999-05-17
CIK 1057489

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________

                        Commission File Number: 000-24685


                                EarthCare Company
             (Exact name of registrant as specified in its charter)

             Delaware                                       58-2335973
             --------                                       ----------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification Number)

      14901 Quorum Drive, Suite 200
            Dallas, Texas                                        75240
      -----------------------------                              -----
(Address of principal executive offices)                       (Zip Code)


                                 (972) 858-6025
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         The number of outstanding shares of the registrant's common stock, par value $.0001 per share, was 10,189,049 on May 7, 1999.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [X] No

                           FORWARD-LOOKING STATEMENTS

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

                       EarthCare Company and Subsidiaries

                                TABLE OF CONTENTS




                                   PART I Item 1. FINANCIAL STATEMENTS                                      Page
                                                                                                            ----
Consolidated Balance Sheet - December 31, 1998 and March 31, 1999 (unaudited).................................1

Unaudited Consolidated Statement of Operations - Three months ended
March 31, 1998 and March 31, 1999.............................................................................2

Unaudited Consolidated Statement of Cash Flows - Three months ended March 31, 1998 and March 31, 1999............................................................................................3

Notes to Unaudited Consolidated Financial Statements..........................................................4

Independent Accountant's Report...............................................................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.................7

Item 3. Quantitative and Qualitative Disclosures about Market Risk...........................................10

                                         PART II OTHER INFORMATION

Item 1.   Legal Proceedings..................................................................................11

Item 2.   Changes in Securities..............................................................................11

Item 3.   Defaults Upon Senior Securities....................................................................11

Item 4.   Submissions of Matters to a Vote of Security Holders...............................................11

Item 5.   Other Information..................................................................................11

Item 6.   Exhibits and Reports on Form 8-K...................................................................11

                       EARTHCARE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                     DECEMBER 31,       MARCH 31,
                                ASSETS                                                  1998             1999
                                ------                                               ------------      ------------
                                                                                                       (UNAUDITED)
CURRENT ASSETS:
         Cash and cash equivalents                                                  $  1,039,594      $    168,368
         Accounts receivable, net of allowance for
                  doubtful accounts of $277,985 and $472,434 in
                  1998 and 1999, respectively                                          3,960,520         4,982,026
         Prepaid expenses                                                                557,669         1,129,363
         Note receivable                                                                  67,959           292,658
         Deferred income taxes                                                           377,147           418,000
                                                                                    ------------      ------------
                           Total current assets                                        6,002,889         6,990,415
                                                                                    ------------      ------------
PROPERTY AND EQUIPMENT, NET                                                            4,910,004         9,798,390

OTHER NONCURRENT ASSETS:
         Intangibles, net                                                             20,166,445        28,811,650
         Deferred income taxes                                                           246,913           206,060
         Other assets                                                                  1,964,028         2,030,031
                                                                                    ------------      ------------
                                                                                      22,377,386        31,047,741
                                                                                    ------------      ------------
                                                                                    $ 33,290,279      $ 47,836,546
                                                                                    ============      ============
                           LIABILITIES AND
                          STOCKHOLDERS EQUITY
                          -------------------

CURRENT LIABILITIES:
         Accounts Payable                                                           $  2,761,451      $  3,165,540
         Accrued Expenses                                                              2,184,818         3,202,929
         Notes payable                                                                        --           190,506
         Current portion of long-term debt                                               118,500           118,500
                                                                                    ------------      ------------
                           Total  current liabilities                                  5,064,769         6,677,475
                                                                                    ------------      ------------
LONG-TERM DEBT, NET OF CURRENT PORTION                                                 9,209,440        16,408,623

STOCKHOLDERS' EQUITY:
         Preferred stock, $.0001 par value; 30,000,000
                  shares authorized, -0- shares issued and
                  outstanding                                                                 --                --
         Common stock, $.0001 par value; 70,000,000 shares authorized,
                  9,571,533 and 9,963,711 shares issued and outstanding in 1998
                  and 1999, respectively                                                     957               996
         Additional paid-in capital                                                   20,702,555        26,261,461
         Accumulated defecit                                                          (1,687,442)       (1,512,009)
                                                                                    ------------      ------------
                           Total stockholders' equity                                 19,016,070        24,750,448
                                                                                    ------------      ------------
                                                                                    $ 33,290,279      $ 47,836,546
                                                                                    ============      ============

See accompanying notes to the unaudited consolidated financial statements

                       EARTHCARE COMPANY AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS


                                                        THREE MONTHS
                                                           ENDED
                                                         MARCH 31,
                                                ----------------------------
                                                    1998             1999
                                                -----------      -----------
REVENUES                                        $ 2,634,722      $ 7,815,637

EXPENSES
         Cost of Operations                       1,647,530        5,093,594

         General and Administrative Expense       1,524,389        1,969,417

         Depreciation and Amortization              177,900          354,884
                                                -----------      -----------

INCOME (LOSS) FROM OPERATIONS                      (715,097)         397,742

Other expense (income):
         Interest                                   106,713          222,309
                                                -----------      -----------

INCOME (LOSS) BEFORE TAXES                         (821,810)         175,433

INCOME TAX PROVISION (BENEFIT)                     (318,536)              --
                                                -----------      -----------

NET INCOME (LOSS)                               $  (503,274)     $   175,433
                                                ===========      ===========
NET INCOME (LOSS) PER SHARE,
  BASIC AND DILUTED                             $     (0.10)     $      0.02
                                                ===========      ===========

See accompanying notes to the unaudited consolidated financial statements

                       EARTHCARE COMPANY AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          THREE-MONTHS
                                                                                             ENDED
                                                                                            MARCH 31,
                                                                                 ------------------------------
                                                                                      1998             1999
                                                                                 ------------      ------------
Cash Flows From Operating Activities:
Net Income (Loss)                                                                $   (503,274)     $    175,433

Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization                                                         177,900           354,884
Deferred income taxes                                                                (318,536)               --
Bad debt expense                                                                           --           (37,737)
Changes in assets and liabilities, excluding effect of acquired businesses:
          Account receivable                                                         (989,724)         (328,291)
          Prepaid expenses                                                            (76,405)         (454,688)
          Other current assets                                                        (85,051)               --
          Accounts payable                                                          1,084,464           241,500
          Accrued expenses                                                            798,145          (797,998)
                                                                                 ------------      ------------
            Total adjustments                                                         590,793        (1,022,330)

            Net cash provided by (used in) - operating activities                      87,519          (846,897)

Cash Flows from Investing Activities:
   Capital expenditures                                                                    --        (1,036,481)
   Business acquisitions                                                          (11,480,220)       (6,232,085)
   Other assets                                                                            --             8,997
                                                                                 ------------      ------------
           Net cash used in investing activities                                  (11,480,220)        7,259,569

Cash flows from Financing Activities:
   Net borrowings under lines of credit                                            12,152,948                --
   Proceeds from long-term debt                                                            --         7,199,183
   Payments of long-term debt                                                         (50,832)               --
   Sales of common stock                                                           12,600,000                --
   Exercise and issuance of stock options and warrants                                     --            36,057
                                                                                 ------------      ------------
         Net cash provided by financing activities                                 24,702,116         7,235,240

Net increase (decrease) in cash and cash equivalents                               13,309,415          (871,226)

Cash and Cash Equivalents, Beginning of Period                                        195,552         1,039,594
                                                                                 ------------      ------------
Cash and Cash Equivalents, End of Period                                         $ 13,504,967      $    168,368
                                                                                 ============      ============

Supplemental Noncash Investing and Financing Activities:
    Notes payable issued for business acquisitions                               $  2,000,000      $    200,000
                                                                                 ============      ============
    Common stock issued for business acquisitions                                $    232,000      $  5,625,000
                                                                                 ============      ============
Fair value of warrant issued for debt issuance costs                             $         --      $     75,000
                                                                                 ============      ============

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       EARTHCARE COMPANY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying financial statements for EarthCare Company ("EarthCare" or the "Company") and subsidiaries as of March 31, 1999 and for the three month periods ended March 31, 1998 and 1999 are unaudited. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial statements. Quarterly results of operations are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission ("Form 10-K").

2.       INCOME PER SHARE

         Income (loss) per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("FAS 128"). Presented below is a reconciliation of income (loss) available to common shareholders and the differences between actual weighted average shares outstanding, which are used in computing basic income (loss) per share and diluted weighted average shares, which are used in computing diluted income (loss) per share.

                                                           For the three months ended              For the three months ended
                                                               March 31, 1998                            March 31, 1999
                                                   -----------------------------------------   -----------------------------------
                                                                                   Per Share                             Per Share
                                                    Income            Shares         Amount     Income       Shares        Amount
                                                   ---------         ----------    ---------   ---------    ---------    ---------
Net Income (loss)                                  $(503,274)                                  $ 175,433

Basic EPS:
   Income (loss) available to common shareholders   (503,274)         4,874,434     $ (.10)      175,433    9,698,531      $ .02

Effect of Dilutive Securities:
   Options                                                                   --                              341,412
   Warrants                                                                  --                              107,843

Diluted EPS:
   Income available to common shareholders         $(503,274)         4,874,434     $ (.10)    $ 175,433   10,147,786      $ .02

As of March 31, 1999, there were 869,200 options outstanding at an exercise price of $15 and 635,000 options outstanding at exercise prices ranging from $20 to $25 which were excluded from the EPS calculation due to their anti-dilutive impact.

3.       ACQUISITIONS

         During the first three months of 1999, the Company acquired the following businesses:

         On March 1, 1999, the Company acquired all of the outstanding capital stock of Reifsneider Transportation, Inc. ("Reifsneider"), a Pennsylvania corporation. Reifsneider is engaged in the nonhazardous liquid waste and septic waste collection, transportation, management, and disposal business in and around Pennsylvania, New Jersey, New York, Maryland, and Delaware. Consideration for the acquisition consisted of $5,050,000 in cash, 350,000 shares of EarthCare common stock (the "Common Stock"), the delivery of a $200,000 note payable to the former owner of Reifsneider and a working capital adjustment of approximately $750,000, as defined in the Stock Purchase Agreement.

         On March 31, 1999, the Company acquired all of the outstanding capital stock of Brehm's Cesspool, Inc. ("Brehm's"), a Pennsylvania. corporation. Brehm's is engaged in the nonhazardous liquid waste and septic waste collection, transportation, management, and disposal business in and around eastern Pennsylvania. Consideration for the acquisition consisted of $1,000,000 in cash and 35,367 shares of Common Stock.

         Subsequent to March 31, 1999, the Company acquired the following businesses:

         Effective April 1, 1999, EarthCare acquired all of the outstanding capital stock of National Plumbing & Drain ("National"), a Georgia corporation, in exchange for $1,325,000 in cash, the issuance of 125,159 shares of Common Stock, and the assumption of up to $513,000 in liabilities. National is a residential and commercial sewer and drain services company servicing customers in Georgia.

         On May 1, 1999, EarthCare acquired the assets of Rooter Plus, a Georgia corporation, in exchange for $2,600,000 in cash and the issuance of 100,000 shares of Common Stock. Rooter Plus is a residential and commercial sewer and drain services company servicing customers in Georgia.

         The acquisitions of Reifsneider and Brehm's were accounted for using the purchase method of accounting; accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on their respective fair values on the dates of acquisition. The resulting excess of purchase prices over fair values of assets acquired and liabilities assumed was recorded as goodwill. Goodwill recorded in the purchases of Reifsneider and Brehm's was $6,536,455 and $1,350,000, respectively.

         The Company's unaudited pro forma consolidated results of operations for the three month periods ended March 31, 1998 and 1999, shown below are presented assuming that the Reifsneider and Brehm's acquisitions had been consummated on January 1, 1998:

                                                Three months ended
                                                     March 31,
                                             -------------------------
                                              1998                1999
                                             -----               -----
Pro forma revenue                           $10,245,964          $9,447,378
Pro forma net income (loss)                    (322,042)            252,033
Pro forma net income (loss) per share        $     (.05)         $      .02

4.       SIGNIFICANT EVENTS

         In addition to the acquisitions discussed in note 3, the following significant events occurred during the three months ended March 31, 1999:

         On June 26, 1998, the Company entered into a $40 million revolving credit agreement with Bank of America, which was amended effective March 31, 1999, (the "Credit Agreement"). The Company may also obtain up to $5 million in letters of credit, subject to availability under the Credit Agreement. Interest is payable monthly at variable rates, depending on the Company's current debt to cash flow ratio, but is capped at LIBOR plus 2.25%. The Credit Agreement expires September 26, 2001, is secured by a first lien on substantially all assets of the Company and requires the Company to maintain certain financial ratio covenants beginning September 30, 1998. In connection with amending the Credit Agreement, the Company issued Bank of America warrants to purchase 35,000 shares of Common Stock at $14 per share in lieu of fees associated with the modification. These warrants have been valued at $75,000 based on the cost of the bank fee that would have been charged. Such amount has been recorded as debt issue costs in the March 31, 1999 financial statements.

         On April 26, 1999, the Company entered into a financial commitment to loan up to $3 million to Crossroads Environmental Corporation ("Crossroads"). Crossroads has permits in Texas to drill deep injection wells for the disposal of nonhazardous liquid waste. The permitted capacity of the first well that Crossroads plans to drill is 180 million gallons per year. EarthCare has an equity conversion privilege that could enable the Company to own a majority of the equity in the business.

                        INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders of EarthCare Company:

         We have reviewed the accompanying consolidated balance sheet of EarthCare Company and Subsidiaries as of March 31, 1999 and the related consolidated statements of operations and cash flows for the three-month period ended March 31, 1999. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of the interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of operations, stockholder's equity and cash flows for the year then ended (not presented herein); and in our report dated February 13, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PricewaterhouseCoopers LLP

Tulsa, Oklahoma
May 12, 1999

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following discussion and analysis is management's representation of the financial position of the Company as of March 31, 1999 and the results of operations of the Company for the three months ended March 31, 1998 and 1999. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto, and with the Company's consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

OVERVIEW

         EarthCare engages in businesses relating to the Non-hazardous Liquid Waste ("NLW") industry. These businesses include grease trap pumping, septic tank services (including designing, pumping, installation and maintenance), sewer and drain cleaning services; high pressure jetting services, portable toilet servicing; bulk liquid waste transportation; on-site biotreatment systems; biosolids management; and liquid waste processing and disposal. The customers of EarthCare include restaurants, hospitals, military bases, office buildings, apartments, schools, municipalities, industrial businesses and single family residences.

         EarthCare intends to expand its business in the NLW industry through internal growth and the acquisition of local service providers throughout the United States. These acquisitions will be made with cash, shares of Common Stock or a combination of cash and Common Stock.


GENERAL

         The Company derives the majority of its revenues from commercial and residential septic services (including designing, pumping, installation and maintenance) (approximately 44% of current revenues) and to a lesser extent sewer and drain services (approximately 18% of current revenues). Collection fees charged to customers vary per gallon by waste stream according to constituents of the waste, expenses associated with processing the waste and competitive factors. Cost of operations consist of fixed costs such as salaries and benefits of vehicle operators and construction labor and variable costs such as supplies, fuel and equipment rentals. General and administrative costs consist primarily of compensation and related benefits for executives and administrative staff, advertising, office rent, communications and professional fees. Depreciation and amortization expense primarily relates to the depreciation of capital assets, the amortization of excess cost over the fair value of net assets acquired (goodwill) and other intangible assets. The Company's policy is to amortize goodwill over a 40 year life.


RESULTS OF OPERATIONS

         The following table sets forth operating results expressed as a percentage of net sales for the periods indicated. All information is derived from the accompanying unaudited consolidated financial statements. Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

                                    THREE MONTHS ENDED
                                         MARCH 31,
                                     1998        1999
                                   ------      ------
Revenues                            100.0%      100.0%
Expenses:
Cost of Operations                   62.5        65.2


General and Administrative           57.9        25.2
Depreciation and Amortization         6.7         4.5
Total Operating Expenses            127.1        94.9
                                   ------      ------

     Operating income (loss)        (27.1)        5.1
Interest expense                      4.1         2.9
                                   ------      ------
Income (loss) before income
     taxes                          (31.2)        2.2
Provision (benefit) for income
     tax                            (12.1)        --
                                   ------      ------
Net income (loss)                   (19.1)        2.2
                                   ======      ======

         As a result of the Company's recent acquisitions and the limited period of ownership of the acquired businesses, the Company believes that the period-to-period comparisons and percentage relationships within the periods set forth below are not meaningful.


THREE MONTHS ENDED MARCH 31, 1999

         NET INCOME: For the three months ended March 31, 1999, the Company reported net income of $175,433 on revenues of $7,815,637 versus a net loss of $503,274 on revenues of $2,634,722 for the three months ended March 31, 1998.

         REVENUES: Revenues were $7,815,637 for the three months ended March 31, 1999 compared to $2,634,722 for the comparable period in the prior year. Current period revenues include revenues from each of the businesses acquired during 1998 plus revenues from businesses acquired during the first three-months of 1999 from the date of each 1999 acquisition. Revenues from 1999 acquisitions contributed approximately $.7 million or 9% of revenues for the three months ended March 31, 1999. Prior period revenue includes only revenue from the dates of those acquisitions made within that quarter. The Company's septic and pumping operations were negatively affected by a drought in the southeastern United States during the three months ended March 31, 1999.

         COST OF OPERATIONS: Cost of operations for the three months ended March 31, 1999 was $5,093,594 compared with $1,647,530 for the comparable period in the prior year. The increase is due to the growth of the Company through acquisitions, but as a percentage of revenue remained relatively constant at 62.5% in 1998 and 65.2% in 1999. Operating costs in the first quarter of 1999 were negatively affected by seasonality of the business and severance costs associated with combining acquisitions with current operations.

         GENERAL AND ADMINISTRATIVE EXPENSE: For the three months ended March 31, 1999, general and administrative expense was $1,969,417 compared with $1,524,389 recorded in the comparable period in the prior year. Current period expense includes additional payroll cost of the chief executive officer and the chief operating officer who did not draw a salary prior to 1999, as well as several other employees hired during the latter part of 1998 and early 1999 to support the Company's growth. Prior year expense of $1,524,389 included $600,000 of expense associated with registering the Company as a reporting company with the Securities and Exchange Commission.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization was $354,884 or 4.5% of revenues for the three months ended March 31, 1999 compared to $177,900 or 6.7% of revenues for the comparable period of 1998.
The increase is due to the 1998 and 1999 acquisitions.

         INCOME (LOSS) FROM OPERATIONS: Income (loss) from operations increased from a loss of $715,097 in the three months ended March 31, 1998 to income of $397,742 in 1999, for the reasons discussed above.

         INTEREST EXPENSE: Interest expense for the three months ended March 31, 1999 was $222,309, compared to $106,713 in the comparable 1998 period. Interest was incurred at an average rate of approximately 7.09% during the three months ended March 31, 1999 and 8.1% in the compared 1998 period. The increase in interest expense resulted primarily from the debt incurred in connection with the 1998 and 1999 acquisitions.

         INCOME TAX PROVISION <BENEFIT>: The Company recorded no provision for income taxes for the three months ended March 31, 1999, due to the effects of the Company's loss carryforward and valuation allowance. As the Company continues to grow, management will evaluate the realizability of the loss carryforward and adjust the valuation allowance accordingly.

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

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had cash of approximately $168,368 and working capital of $312,940.

         On June 26, 1998, the Company entered into the $40 million revolving credit agreement with Bank of America, which was amended as of March 31, 1999 (the "Credit Agreement"). The Company may also obtain up to $5 million in letters of credit, subject to availability under the Credit Agreement. Interest is payable monthly at variable rates, depending on the Company's Funded Debt to EBITDA (as defined in the Credit Agreement), but is capped at LIBOR plus 2.25%. The Credit Agreement expires September 26, 2001, is secured by a first lien on substantially all assets of the Company and requires the Company to maintain certain financial covenants beginning September 30, 1998. As of March 31, 1999, the Company was in compliance with the financial covenants. Availability of funds under the Credit Agreement is limited by the requirement that the Company comply with various loan covenants. As of March 31, 1999 the outstanding balance under the Credit Agreement was $14,914,123.

         The Company's primary requirements for capital (other than those related to acquisitions) consists of purchasing vehicles and equipment used in the operation of its businesses. In the first three months of 1999, the Company acquired two businesses for an aggregate consideration of $6,050,000 in cash, $200,000 in seller notes and 385,367 shares of Common Stock. Funding of the cash portion of the purchase prices was provided by borrowings under the Credit Agreement. During the three months ended March 31, 1999, the Company used $1,036,481 in other capital expenditures. The Company believes that the funds provided by operations, together with cash on hand and funds available under the Credit Agreement, will be adequate to meet the Company's anticipated capital expenditures for the remainder of 1999.

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

YEAR 2000

         The Company has conducted operations for less than two years and has only recently grown large enough to require sophisticated computing systems. A complete review of all of the Company's computing needs has recently been undertaken and completed, including various Year 2000 compliant computer programs. The Company has selected Year 2000 compliant hardware and software for its computing needs and anticipates beginning implementation of these new systems during the fourth quarter of 1999, which implementation should ensure proper processing of transactions relating to the Year 2000 and beyond. The Company expects the conversion of all systems to be completed in the third quarter of 1999 and estimates the capital costs of the new Year 2000 compliant hardware, systems and software to be under $1,000,000. As of March 31, 1999, approximately $500,000 in hardware and software implementation costs have been incurred and capitalized.

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



ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         As of March 31, 1999, the Company did not have any pending legal proceedings that separately or in the aggregate would be likely to have a material adverse effect on the business or results of operations of the Company. In the future, the Company may be a party to litigation or administrative proceedings which arise in the normal course of its business.


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

          (b)     Reports on Form 8-K

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    May 13, 1999

                               By:   /s/ James E. Farrell
                                     ------------------------------------------
                                     James E. Farrell, Vice President and Chief
                                     Financial Officer

                                INDEX TO EXHIBITS


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

27.1              Financial Data Schedule (For SEC use only)

99.1              Cautionary Statements

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM EARTHCARE COMPANY FOR THE PERIOD ENDED MARCH 31, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.