Form 10-Q
period 1999-06-30
EARTHCARE CO
filed 1999-08-13
CIK 1057489

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from 04/01/99 to 06/30/99

                        Commission File Number: 000-24685


                                EarthCare Company
             (Exact name of registrant as specified in its charter)

            Delaware                                            58-2335973
            --------                                            ----------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

                          14901 Quorum Drive, Suite 200
            Dallas, Texas                                          75240
            -------------                                          -----
(Address of principal executive offices)                         (Zip Code)


                                 (972) 858-6025
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         The number of outstanding shares of the registrant's common stock, par value $.0001 per share, was 10,287,664 on August 04, 1999.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [X] No

                           FORWARD-LOOKING STATEMENTS

         Statements contained in this report, which are not historical in nature, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, the statements regarding efforts to determine Year 2000 exposure and the costs to bring the Company into Year 2000 compliance. Such forward-looking statements include uncertainties and risks that could cause actual results to differ materially from those referenced in this report. These risks include the Company's ability to grow through the acquisition and development of non-hazardous liquid waste ("NLW") companies and the acquisition of ancillary businesses; the Company's ability to identify and acquire at a reasonable cost suitable acquisition candidates or to profitably operate or successfully integrate acquired operations into the Company's other operations; the Company's ability to minimize any potential liabilities, including environmental liabilities, resulting from the acquisition of NLW service providers or to obtain adequate insurance; the Company's ability to manage its growth and access to capital; the Company's ability to comply with existing and future rules and regulations of various federal, state and local governmental agencies; the Company's ability to compete with other NLW service providers; changes in general economic conditions that may affect the demand for the Company's services; and other factors as may be identified from time to time in future filings with the Securities and Exchange Commission or in other public announcements, including those set forth on Exhibit 99.1 to this report. The words "believe," "expect," "anticipate," "plan," and "intend" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made.

                                 EarthCare Company and Subsidiaries


                                          TABLE OF CONTENTS


                                                 PART I Item 1. FINANCIAL STATEMENTS                                            Page
Consolidated Balance Sheet - December 31, 1998 and June 30, 1999 (unaudited)......................................................1

Unaudited Consolidated Statement of Operations - Three months and six months ended June 30, 1998 and June 30, 1999................2

Unaudited Consolidated Statement of Cash Flows - Six months ended June 30, 1998 and June 30, 1999.................................3

Notes to Unaudited Consolidated Financial Statements..............................................................................4

Independent Accountant's Report...................................................................................................7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....................................8

Item 3. Quantitative and Qualitative Disclosures about Market Risk...............................................................11

PART II OTHER INFORMATION

Item 1. Legal Proceedings........................................................................................................12

Item 2. Changes in Securities....................................................................................................12

Item 3. Defaults Upon Senior Securities..........................................................................................12

Item 4. Submissions of Matters to a Vote of Security Holders.....................................................................12

Item 5. Other Information........................................................................................................12

Item 6. Exhibits and Reports on Form 8-K.........................................................................................12

                       EARTHCARE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                    ASSETS                                           1998               1999
                               -----------------                                  ------------      ------------
                                                                                                      Unaudited
CURRENT ASSETS:
      Cash and cash equivalents                                                   $  1,039,594      $    578,224
      Accounts receivable, net of allowance for
                doubtful accounts of $277,985 and $595,994
                in 1998 and 1999, respectively                                       3,960,520         6,469,708
      Prepaid expenses                                                                 557,669         1,437,483
      Note receivable                                                                   67,959            35,299
      Deferred income taxes                                                            377,147           371,128
                                                                                  ------------      ------------

                         Total current assets                                        6,002,889         8,891,842
                                                                                  ------------      ------------

PROPERTY AND EQUIPMENT, NET                                                          4,910,004        12,082,160
                                                                                  ------------      ------------

OTHER NONCURRENT ASSETS:
      Intangibles, net                                                              20,166,445        35,875,591
      Deferred income taxes                                                            246,913            76,637
      Other Assets                                                                   1,964,028         2,399,080
                                                                                  ------------      ------------
                                                                                    22,377,386        38,351,308
                                                                                  ------------      ------------
                                                                                  $ 33,290,279      $ 59,325,310
                                                                                  ============      ============

                                         LIABILITIES AND
                                       STOCKHOLDERS EQUITY
                                       --------------------

CURRENT LIABILITIES:
      Accounts Payable                                                            $  2,761,451      $  3,595,300
      Accrued Expenses                                                               2,184,818         2,950,045
      Notes payable                                                                       --             140,617
      Current portion of long-term debt                                                118,500           118,500
                                                                                  ------------      ------------

                         Total current liabilities                                   5,064,769         6,804,462
                                                                                  ------------      ------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                               9,209,440        24,702,423
                                                                                  ------------      ------------

STOCKHOLDERS' EQUITY:
      Preferred stock, $.0001 par value; 30,000,000
      shares authorized, -0- shares issued and outstanding
      Common Stock, $.0001 par value; 70,000,000 shares authorized,
      9,571,533 and 10,214,365 shares issued and outstanding in 1998
      and 1999, respectively                                                               957             1,021
      Additional paid-in capital                                                    20,702,555        28,789,152
      Accumulated deficit                                                           (1,687,442)         (971,748)
                                                                                  ------------      ------------

                         Total stockholders' equity                                 19,016,070        27,818,425
                                                                                  ------------      ------------
                                                                                  $ 33,290,279      $ 59,325,310
                                                                                  ============      ============

    See accompanying notes to the unaudited consolidated financial statements

                       EARTHCARE COMPANY AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three-Months                     Six-Months
                                                       Ended                            Ended
                                                      June 30                          June 30
                                            ----------------------------     ----------------------------
                                                1998             1999            1998             1999
                                            -----------      -----------     -----------      -----------
REVENUES                                    $ 7,312,772      $10,051,473     $ 9,947,494      $17,867,110

EXPENSES:
     Cost of Operations                       5,612,616        6,125,523       7,260,146       11,219,117
     General and Administrative Expense       2,231,859        2,337,660       3,756,248        4,307,077
     Depreciation and
         Amortization                           340,004          594,871         517,904          949,755
                                            -----------      -----------     -----------      -----------

INCOME (LOSS) FROM OPERATIONS                  (871,707)         993,419      (1,586,804)       1,391,161
                                            -----------      -----------     -----------      -----------

Other expense (income):
     Interest                                   167,329          406,003         274,042          628,312
                                            -----------      -----------     -----------      -----------

INCOME (LOSS) BEFORE TAXES &                 (1,039,036)         587,416      (1,860,846)         762,849
     EXTRAORDINARY ITEM
INCOME TAX PROVISION (BENEFIT)                       --          159,009        (318,536)         159,009
                                            -----------      -----------     -----------      -----------

INCOME (LOSS) BEFORE EXTRAORDINARY           (1,039,036)         428,407      (1,542,310)         603,840
     ITEM
EXTRAORDINARY ITEM, GAIN ON EARLY
RETIREMENT OF DEBT (NET OF
     TAXES OF $27,963)                               --          111,854              --          111,854
                                            -----------      -----------     -----------      -----------

NET INCOME (LOSS)                           $(1,039,036)     $   540,261     $(1,542,310)     $   715,694
                                            ===========      ===========     ===========      ===========

INCOME (LOSS) PER SHARE
     BEFORE EXTRAORDINARY
     ITEM - BASIC AND DILUTED               $     (0.11)     $      0.04     $     (0.21)     $      0.06
                                            ===========      ===========     ===========      ===========
EXTRAORDINARY ITEM PER SHARE -
     BASIC DILUTED                          $        --      $      0.01     $        --      $      0.01
                                            ===========      ===========     ===========      ===========
INCOME (LOSS) PER SHARE -
     BASIC AND DILUTED                      $     (0.11)     $      0.05     $     (0.21)     $      0.07
                                            ===========      ===========     ===========      ===========


    See accompanying notes to the unaudited consolidated financial statements

                       EARTHCARE COMPANY AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                            SIX-MONTHS
                                                                                              ENDED
                                                                                             JUNE 30,
                                                                                  ------------------------------
                                                                                      1998               1999
                                                                                  ------------      ------------
  Cash flows from operating activities:
  Net Income (loss):                                                              $ (1,542,310)     $    715,694
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                                        517,904           949,755
  Deferred Income Tax Expense                                                         (403,402)          176,295
  Bad debt expense                                                                          --           (10,364)
  (Gain) on early extinguishment of debt                                                    --          (139,817)
  Changes in assets and liabilities, excluding effect of acquired businesses:
       Accounts receivable                                                          (3,169,344)       (1,892,868)
       Prepaid Expenses                                                               (233,995)         (762,808)
       Accounts payable                                                              1,784,450           671,260
       Accrued expenses                                                              1,589,705           431,191
                                                                                  ------------      ------------

  Net cash provided by (used in) operating activities                               (1,456,992)          138,338

Cash flows from investing activities:
  Capital expenditures                                                                (330,570)       (2,739,173)
  Business acquisitions                                                            (18,822,189)      (15,044,398)
  Collection of notes receivable                                                            --            19,904
  Increase in investment                                                                    --           329,611
  Other Assets                                                                      (1,412,303)         (534,164)
                                                                                  ------------      ------------

  Net cash used in investing activities                                            (20,565,062)      (17,968,220)

Cash flows from financing activities:
  Net borrowings (payments) under lines of credit                                   (1,120,000)               --
  Refinancing of debt                                                                8,475,978                --
  Principal payments on long-term debt                                                 (58,943)       (1,929,000)
  Proceeds from long-term debt                                                              --        19,257,800
  Sales of common stock                                                             15,500,000                --
  Exercise of stock options and warrants                                             1,848,125            39,712
                                                                                  ------------      ------------

  Net cash provided by financing activities                                         24,645,160        17,368,512

Net increase (decrease) in cash and cash equivalents                                 2,623,106          (461,370)

Cash and cash equivalents, beginning of period                                         195,552         1,039,594
                                                                                  ------------      ------------

Cash and cash equivalents, end of period                                          $  2,818,658      $    578,224
                                                                                  ============      ============

Supplemental Noncash Investing and Financing Activities:
Notes payable issued for business acquisitions                                    $  2,000,000      $    200,000
                                                                                  ============      ============
Common stock issued for business acquisitions                                     $  1,392,000      $  7,829,150
                                                                                  ============      ============
Fair value of warrants and options issued for debt issuance
  costs and other services rendered                                               $    100,000      $    217,743
                                                                                  ============      ============


    See accompanying notes to the unaudited consolidated financial statements

                       EARTHCARE COMPANY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying financial statements for EarthCare Company ("EarthCare" or the "Company") and subsidiaries as of June 30, 1999 and for the three month and six month periods ended June 30, 1998 and 1999 are unaudited. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial statements. Quarterly results of operations are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission ("Form 10-K").



         Our independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, their report of that review should not be considered a part of any registration statements prepared or certified by them within the meaning of Sections 7 and 11 of that Act.


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


                                                  For the three months ended               For the three months ended
                                                        June 30, 1998                             June 30, 1999
                                         -----------------------------------------  ---------------------------------------
                                                                         Per Share                                Per Share
                                            Income           Shares        Amount     Income          Shares       Amount
                                         -----------      -----------    ---------  -----------     -----------   ---------
Net Income (loss)                        $(1,039,036)                               $   540,261
Basic EPS:
   Income (loss) available to common      (1,039,036)       9,395,720     $(0.11)       540,261      10,162,162     $0.05
   shareholders
Effect of Dilutive Securities:
   Options                                                         --                                   380,510
   Warrants                                                        --                                   113,060
Diluted EPS:
   Income(loss) available to
   common shareholders                   $(1,039,036)       9,395,720     $(0.11)    $  540,261      10,655,732     $0.05


                                                  For the six months ended               For the six months ended
                                                       June 30, 1998                             June 30, 1999
                                         -----------------------------------------  ---------------------------------------
                                                                         Per Share                                Per Share
                                            Income           Shares        Amount     Income          Shares       Amount
                                         -----------      -----------    ---------  -----------     -----------   ---------
Net Income (loss)                        $(1,542,310)                               $   715,694
Basic EPS:
   Income (loss) available to common      (1,542,310)       7,312,848     $(0.21)       715,694      9,930,561       $0.07
   shareholders
Effect of Dilutive Securities:
   Options                                                         --                                  363,763
   Warrants                                                        --                                  111,312
Diluted EPS:
   Income(loss) available to
   common shareholders                   $(1,542,310)       7,312,848     $(0.21)    $  715,694     10,405,636       $0.07


For the three and six month periods ended June 30, 1999, there were 65,000 and 684,200 options, respectively, outstanding at exercise prices ranging from $15 to $16 and 815,000 options outstanding at exercise prices ranging from $20 to $25 which were excluded from the EPS calculation due to their anti-dilutive impact.

3.       ACQUISITIONS

         During the first six months of 1999, the Company acquired the following businesses:

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

         On March 31, 1999, the Company acquired all of the outstanding capital stock of Brehm's Cesspool, Inc. ("Brehm's"), a Pennsylvania corporation. Brehm's is engaged in the nonhazardous liquid waste and septic waste collection, transportation, management, and disposal business in and around eastern Pennsylvania. Consideration for the acquisition consisted of $1,000,000 in cash and 35,367 shares of Common Stock.

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

         The acquisitions of Reifsneider, Brehm's, National and Rooter Plus were accounted for using the purchase method of accounting; accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on their respective fair values on the dates of acquisition. The resulting excess of purchase prices over fair values of assets acquired and liabilities assumed was recorded as goodwill. Goodwill recorded in the purchases of Reifsneider, Brehm's, National and Rooter Plus was $6,536,455,
$1,350,000, $3,246,088 and $3,047,028, respectively.

         The Company's unaudited pro forma consolidated results of operations for the six month period ended June 30, 1998 and 1999, shown below are presented assuming that the Reifsneider and Brehm's acquisitions had been consummated on January 1, 1998:

                                                 Six months ended
                                                     March 31,
                                          ------------------------------
                                              1998              1999
                                          ------------      ------------
Pro forma revenue                         $ 21,306,879      $ 19,498,851
Pro forma net income (loss)                 (1,701,225)          796,525
Pro forma net income (loss) per share     $       (.21)     $        .08

4.       SIGNIFICANT EVENTS

         In addition to the acquisitions discussed in note 3, the following significant events occurred during the six months ended June 30, 1999:

         On June 26, 1998, the Company entered into a $40 million revolving credit agreement with Bank of America, which was amended effective March 31, 1999, (the "Credit Agreement"). The Company may also obtain up to $5 million in letters of credit, subject to availability under the Credit Agreement. Interest is payable monthly at variable rates, depending on the Company's current debt to cash flow ratio, but is capped at LIBOR plus 2.25%. The Credit Agreement expires September 26, 2001, is secured by a first lien on substantially all assets of the Company and requires the Company to maintain certain financial ratio covenants beginning September 30, 1998. In connection with amending the Credit Agreement, the Company issued Bank of America additional warrants to purchase 35,000 shares of Common Stock at $14 per share in lieu of fees associated with the modification. In addition, in connection with an assignment agreement between the Company and Bank of Boston related to the Company's Credit Agreement, effective May 1, 1999, the Company issued Bank of Boston warrants to purchase 10,000 shares of Common Stock at $15.50 per share, in lieu of a fee. The bank warrants have been valued at approximately $71,000 based on the cost of the bank fees that would have been charged. Such amount has been recorded as debt issue costs in the June 30, 1999 financial statements.

         On April 26, 1999, the Company entered into a financial commitment to loan up to $3 million to Crossroads Environmental Corporation ("Crossroads"). Crossroads has permits in Texas to drill deep injection wells for the disposal of nonhazardous liquid waste. The permitted capacity of the first well that Crossroads plans to drill is 180 million gallons per year. EarthCare has an equity conversion privilege that could enable the Company to own a majority of the equity in the business. As of June 30, 1999, $329,612 has been loaned to Crossroads Environmental Corporation.

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders of EarthCare Company:

         We have reviewed the accompanying consolidated balance sheet of EarthCare Company and Subsidiaries as of June 30, 1999 and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 1999, and the consolidated statement of cash flows for the six-month period ended June 30, 1999. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Tulsa, Oklahoma
August 9, 1999

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

         The following discussion and analysis is management's representation of the financial position of the Company as of June 30, 1999 and the results of operations of the Company for the three and six months ended June 30, 1998 and 1999. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto, and with the Company's consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.


OVERVIEW

         EarthCare engages in businesses relating to the non-hazardous liquid waste ("NLW") industry. These businesses include grease trap pumping; septic tank services (including designing, pumping, installation and maintenance); sewer and drain cleaning services; high pressure jetting services, portable toilet servicing; bulk liquid waste transportation; on-site biotreatment systems; biosolids management; and liquid waste processing and disposal. The customers of EarthCare include restaurants, hospitals, military bases, office buildings, apartments, schools, municipalities, industrial businesses and single family residences.

         EarthCare intends to expand its business in the NLW industry through internal growth and the acquisition of local service providers throughout the United States. These acquisitions will be made with cash, shares of Common Stock or a combination of cash and Common Stock.


GENERAL

         The Company derives the majority of its revenues from commercial and residential septic services (including designing, pumping, installation and maintenance) (approximately 35% of current revenues) and to a lesser extent sewer and drain services (approximately 23% of current revenues). Collection fees charged to customers vary per gallon by waste stream according to constituents of the waste, expenses associated with processing the waste and competitive factors. Cost of operations consist of fixed costs such as salaries and benefits of vehicle operators and construction labor and variable costs such as supplies, fuel and equipment rentals. General and administrative costs consist primarily of compensation and related benefits for executives and administrative staff, advertising, office rent, communications and professional fees. Depreciation and amortization expense primarily relates to the depreciation of capital assets, the amortization of excess cost over the fair value of net assets acquired (goodwill) and other intangible assets.
The Company's policy is to amortize goodwill over a 40 year life.


RESULTS OF OPERATIONS

         The following table sets forth operating results expressed as a percentage of net sales for the periods indicated. All information is derived from the accompanying unaudited consolidated financial statements. Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                               June 30,                June 30
                                          1998         1999        1998         1999
                                         ------       ------      ------       ------
Revenues                                  100.0%       100.0%      100.0%       100.0%
Expenses:
Cost of Operations                         76.8         60.9        73.0         62.9
General and Administrative                 30.5         23.3        37.8         24.1
Depreciation and Amortization               4.6          5.9         5.2          5.3
                                         ------       ------      ------       ------
Total Operating Expenses                  111.9         90.1       116.0         92.3

Income (loss) from operations             (11.9)         9.9       (16.0)         7.8
Interest expense                            2.3          4.0         2.7          3.5
                                         ------       ------      ------       ------
Income (loss) before income taxes         (14.2)         5.9       (18.7)         4.3
Provision (benefit) for income taxes          0          1.6        (3.2)          .9
Income before extraordinary item          (14.2)         4.3       (15.5)         3.4
Extraordinary item                            0          1.1           0           .6
                                         ------       ------      ------       ------
Net income (loss)                         (14.2)         5.4       (15.5)         4.0
                                         ======       ======      ======       ======

         As a result of the Company's recent acquisitions and the limited period of ownership of the acquired businesses, the Company believes that the period-to-period comparisons and percentage relationships within the periods set forth below are not meaningful.


THREE MONTHS ENDED JUNE 30, 1999

         NET INCOME: For the three months ended June 30, 1999, the Company reported net income of $540,261 on revenues of $10,051,473 versus a net loss of $1,039,036 on revenues of $7,312,772 for the three months ended June 30, 1999.

         REVENUES: Revenues were $10,051,473 for the three months ended June 30, 1999 compared to $7,312,772 for the comparable period in the prior year. Current period revenues include revenues from each of the businesses acquired during 1998 plus revenues from businesses acquired during the first six-months of 1999 from the date of each 1999 acquisition. Revenues from 1999 acquisitions contributed approximately $4.3 million or 43% of revenues for the three months ended June 30, 1999. Prior period revenue includes only revenue from the dates of those acquisitions made within that quarter.

         COST OF OPERATIONS: Cost of operations for the three months ended June 30, 1999 was $6,125,523 compared with $5,612,616 for the comparable period in the prior year. The increase is due to the growth of the Company through acquisitions, but as a percentage of revenue decreased from 77% in 1998 to 61% in 1999 due to operational efficiencies.

         GENERAL AND ADMINISTRATIVE EXPENSE: For the three months ended June 30, 1999, general and administrative expense was $2,337,660 compared with $2,231,859 recorded in the comparable period in the prior year. Prior year expense of $2,231,859 included approximately $200,000 of expense associated with registering the Common Stock with the Securities and Exchange Commission.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization was $594,871 or 6% of revenues for the three months ended June 30, 1999 compared to $340,004 or 5% of revenues for the comparable period of 1998. The increase is due to the 1998 and 1999 acquisitions.

         INTEREST EXPENSE: Interest expense for the three months ended June 30, 1999 was $406,003 compared to $167,329 in the comparable 1998 period. The increase in interest expense resulted primarily from the debt incurred in connection with the 1998 and 1999 acquisitions. Interest was incurred at an average rate of approximately 7.86% during the three months ended June 30, 1999 and 7.3% in the compared 1998 period.

         INCOME TAX PROVISION (BENEFIT): The Company recorded a provision for income taxes of $159,009 for the three months ended June 30, 1999,representing an effective rate of 27% for the three month period. This rate reflects the effects of the Company's loss carry forward and valuation allowance. As the Company continues to grow, management will evaluate the realizability of the loss carry forward and adjust the valuation allowance accordingly.

         EXTRAORDINARY ITEM: The Company recorded an extraordinary gain of $111,854 (net of $27,963 in income taxes) in the quarter ended June 30, 1999, due to the early extinguishment of debt related to a 1998 acquisition.

SIX MONTHS ENDED JUNE 30, 1999

         NET INCOME: For the six months ended June 30, 1999, the Company reported net income of $715,694 on revenues of $17,867,110 versus a net loss of $1,542,310 on revenues of $9,947,494 for the six months ended June 30, 1998.

         REVENUES: Revenues were $17,867,110 for the six months ended June 30, 1999 compared to $9,947,494 for the comparable period in the prior year. Current period revenues include revenues from each of the businesses acquired during 1998 plus revenues from businesses acquired during the first six-months of 1999 from the date of each 1999 acquisition. Revenues from 1999 acquisitions contributed approximately $5.0 million or 28% of revenues for the six months ended June 30, 1999. Prior period revenue includes only revenue from the dates of those acquisitions made within that six month period. The Company's septic and pumping operations were negatively affected by a drought in the southeastern United States during the first four months of 1999.

         COST OF OPERATIONS: Cost of operations for the six months ended June 30, 1999 was $11,219,117 compared with $7,260,146 for the comparable period in the prior year. The increase is due to the growth of the Company through acquisitions, but as a percentage of revenue decreased from 73% in 1998 to 63% in 1999 due to operational efficiencies. Operating costs in the first quarter of 1999 were negatively affected by seasonality of the business and severance costs associated with combining acquisitions with current operations.

         GENERAL AND ADMINISTRATIVE EXPENSE: For the six months ended June 30, 1999, general and administrative expense was $4,307,077 compared with $3,756,248 recorded in the comparable period in the prior year. Current year expenses includes additional payroll cost of the chief executive officer and the chief operating officer who did not draw a salary prior to 1999, as well as several other employees hired during the latter part of 1998 and early 1999 to support the Company's growth. Prior year expense of $3,756,248 included approximately $800,000 of expense associated with registering the Company with the Securities and Exchange Commission.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization was $949,755 or 5% of revenues for the six months ended June 30, 1999 compared to $517,904 or 5% of revenues for the comparable period of 1998. The dollar increase is due to the 1998 and 1999 acquisitions.

         INTEREST EXPENSE: Interest expense for the six months ended June 30, 1999 was $628,312 compared to $274,042 in the comparable 1998 period. Interest was incurred at an average rate of approximately 7.36% during the six months ended June 30, 1999 and 7.7% in the compared 1998 period. The increase in interest expense resulted primarily from the debt incurred in connection with the 1998 and 1999 acquisitions.

         INCOME TAX PROVISION (BENEFIT): The Company recorded a provision for income taxes of $159,009 for the six months ended June 30, 1999, representing an effective rate of 21% for the six month period. This rate reflects the effects of the Company's loss carryforward and valuation allowance. As the Company continues to grow, management will evaluate the realizability of the loss carry forward and adjust the valuation allowance accordingly.

         EXTRAORDINARY ITEM: The Company recorded an extraordinary gain of $111,854 (net of $27,963 in income taxes) in the six months ended June 30, 1999, due to the early extinguishment of debt related to a 1998 acquisition.

SEASONALITY AND INFLATION

         The Company's operations are affected by the weather. Rainy weather requires more frequent septic and grease trap maintenance and snow cover or frozen conditions prevent installation and need for servicing septic systems. Although the Company experiences a certain degree of seasonality in its operations due to weather, the impact of this seasonality is lessened through its operations in various geographic areas.

         The Company believes that inflation and changing prices have not had, and are not expected to have, any material adverse effect on its results of operations in the near future.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had cash of $578,224 and working capital of $2,087,380.

         On June 26, 1998, the Company entered into a $40 million revolving credit agreement with Bank of America, which was amended as of March 31, 1999 (the "Credit Agreement"). The Company may also obtain up to $5 million in letters of credit, subject to availability under the Credit Agreement. Interest is payable monthly at variable rates, depending on the Company's Funded Debt to EBITDA (as defined in the Credit Agreement), but is capped at LIBOR plus 2.25%. The Credit Agreement expires September 26, 2001, is secured by a first lien on substantially all assets of the Company and requires the Company to maintain certain financial covenants beginning September 30, 1998. As of June 30, 1999, the Company was in compliance with the financial covenants. Availability of funds under the Credit Agreement is limited by the requirement that the Company comply with various loan covenants. As of June 30, 1999 the outstanding balance under the Credit Agreement was $24,719,477.

         The Company's primary requirements for capital (other than those related to acquisitions) consists of purchasing vehicles and equipment used in the operation of its businesses. In the first six months of 1999, the Company acquired four businesses for an aggregate consideration of $9,975,000 in cash, $200,000 in seller notes and 610,526 shares of Common Stock. Funding of the cash portion of the purchase prices was provided by borrowings under the Credit Agreement. During the six months ended June 30, 1999, the Company used $2,739,173 in other capital expenditures. The Company believes that the funds provided by operations, together with cash on hand and funds available under the Credit Agreement, will be adequate to meet the Company's anticipated capital expenditures for the remainder of 1999.

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


YEAR 2000

         The Company has conducted operations for less than two years and has only recently grown large enough to require sophisticated computing systems. A complete review of all of the Company's computing needs has recently been undertaken and completed, including various Year 2000 compliant computer programs. The Company has selected Year 2000 compliant hardware and software for its computing needs and anticipates beginning implementation of these new systems during the fourth quarter of 1999, which implementation should ensure proper processing of transactions relating to the Year 2000 and beyond. The Company expects the conversion of all systems to be completed in the fourth quarter of 1999 and estimates the capital costs of the new Year 2000 compliant hardware, systems and software to be under $1,000,000. As of June 30, 1999, approximately $750,000 in hardware and software implementation costs have been incurred and capitalized.

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



ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         As of June 30, 1999, the Company did not have any pending legal proceedings that separately or in the aggregate would be likely to have a material adverse effect on the business or results of operations of the Company. In the future, the Company may be a party to litigation or administrative proceedings which arise in the normal course of its business.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
         Not Applicable.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Company's annual meeting of stockholders was held on May 6, 1999. At this meeting, the stockholders voted on the following matters:

         (b)      Election of Class I Directors

                  Elroy "Gene" Roelke and Earl E. DeFrates were elected as Class I directors to serve until the 2002 annual stockholders meeting or their successors are duly elected and qualified. The voting results were as follows:

         Name                 For               Against           Abstain
         ----                 ---               -------           -------
         Elroy Roelke         7,853,419         990               1,850
         Earl DeFrates        7,853,609         800               1,850

         (c)(i)   Approval of 1999 Stock Option Plan

                  The shareholders approved the Company's 1999 Stock Option Plan as described in the Proxy Statement. The voting results were as follows:

               For               Against           Abstain
               ---               -------           -------
               7,213,892         10,498            1,900

            (ii) Ratification of Independent Accountants

                  The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors. The voting results were as follows:

               For               Against           Abstain
               ---               -------           -------
               7,853,955         1,289             1,015


         (d)      None.

ITEM 5.  OTHER INFORMATION.
         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

            3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form 10 (Commission File No. 000-24685) as amended)

            3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form 10 (Commission File No. 000-24685) as amended)

            27.1  Financial Data Schedule (For SEC use only)

            99.1  Cautionary Statements

         (b)      Reports on Form 8-K

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    August 11, 1999

                              By: /s/ James E. Farrell
                                  ----------------------------------------------
                                      James E. Farrell, Vice President and Chief
                                      Financial Officer

                                INDEX TO EXHIBITS


Exhibit No.             Description
----------              -----------
3.1                     Certificate  of  Incorporation  of the  Company  (incorporated  by reference to Exhibit 3.1 of the Company's  Registration  Statement on Form
                        10 (Commission File No. 000-24685) as amended)

3.2                     Amended  and  Restated  Bylaws  of the  Company  (incorporated  by reference to Exhibit 3.2 of the Company's Registration  Statement on Form
                        10 (Commission File No. 000-24685) as amended)

27.1                    Financial Data Schedule (For SEC use only)

99.1                    Cautionary Statements