Form 10-Q
period 1999-09-30
EARTHCARE CO
filed 1999-11-15
CIK 1057489

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

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


                                (972) 858-6224
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

   The number of outstanding shares of the registrant's common stock, par value $.0001 per share, was 10,847,834 on November 04, 1999.

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

                      EarthCare Company and Subsidiaries


                               TABLE OF CONTENTS


                      PART I Item 1. FINANCIAL STATEMENTS
                                                                            Page

Consolidated Balance Sheet - December 31, 1998 and September 30, 1999
(unaudited)....................................................................1

Unaudited Consolidated Statement of Operations - Three months and nine months ended September 30, 1998 and September 30, 1999.........................2

Unaudited Consolidated Statement of Cash Flows - Nine months ended
September 30, 1998 and September 30, 1999......................................3

Notes to Unaudited Consolidated Financial Statements...........................4

Independent Accountant's Report................................................7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations......................................................8

Item 3. Quantitative and Qualitative Disclosures about Market Risk............11

PART II OTHER INFORMATION

Item 1. Legal Proceedings.....................................................12

Item 2. Changes in Securities.................................................12

Item 3. Defaults Upon Senior Securities.......................................12

Item 4. Submissions of Matters to a Vote of Security Holders..................12

Item 5. Other Information.....................................................12

Item 6. Exhibits and Reports on Form 8-K......................................12

                      EARTHCARE COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET



                                                                   December 31,    September 30,
                                 ASSETS                               1998              1999
                                 ------                            ------------    ------------
                                                                                    Unaudited
CURRENT ASSETS:
 Cash and cash equivalents                                          $ 1,039,594     $   266,967
 Accounts receivable, net of allowance for
  doubtful accounts of $277,985 and $662,373
  in 1998 and 1999, respectively                                      3,960,520       8,309,658
 Prepaid expenses                                                       557,669       2,415,012
 Note receivable                                                         67,959          26,793
 Deferred income taxes                                                  377,147         276,895
                                                                    -----------     -----------

   Total current assets                                               6,002,889      11,295,325
                                                                    -----------     -----------

PROPERTY AND EQUIPMENT, NET                                           4,910,004      29,079,731
                                                                    -----------     -----------

OTHER NONCURRENT ASSETS:
 Intangibles, net                                                    20,166,445      38,845,618
 Deferred income taxes                                                  246,913          43,620
 Other Assets                                                         1,964,028       1,334,069
                                                                    -----------     -----------
                                                                     22,377,386      40,223,307
                                                                    -----------     -----------
                                                                    $33,290,279     $80,598,363
                                                                    ===========     ===========
                                LIABILITIES AND
                              STOCKHOLDERS EQUITY
                              -------------------
CURRENT LIABILITIES:
 Accounts Payable                                                   $ 2,761,451     $ 3,962,554
 Accrued Expenses                                                     2,184,818       2,879,162
 Notes payable                                                               --         118,964
 Current portion of long-term debt                                      118,500         118,500
                                                                    -----------     -----------

   Total current liabilities                                          5,064,769       7,079,180
                                                                    -----------     -----------

LONG-TERM DEBT, NET OF CURRENT PORTION                                9,209,440      38,653,321
                                                                    -----------     -----------
STOCKHOLDERS' EQUITY:
 Preferred stock, $.0001 par value; 30,000,000
 shares authorized, -0- shares issued and outstanding
 Common Stock, $.0001 par value; 70,000,000 shares authorized,
 9,571,533 and 10,847,784 shares issued and outstanding in 1998
 and 1999, respectively                                                     957           1,084
 Additional paid-in capital                                          20,702,555      35,430,283
 Accumulated deficit                                                 (1,687,442)       (565,505)
                                                                    -----------     -----------

   Total stockholders' equity                                        19,016,070      34,865,862
                                                                    -----------     -----------
                                                                    $33,290,279     $80,598,363
                                                                    ===========     ===========


 See accompanying notes to the unaudited consolidated financial statements

                      EARTHCARE COMPANY AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                     Three-Months                Nine-Months
                                                        Ended                       Ended
                                                     September 30                September 30
                                             --------------------------  --------------------------
                                                 1998          1999          1998          1999
                                             ------------   -----------  ------------   -----------
REVENUES                                       $8,273,534   $10,933,644   $18,221,028   $28,800,754

EXPENSES:
 Cost of Operations                             5,723,970     6,358,634    12,984,116    17,577,751
 General and Administrative Expense             1,378,442     1,975,695     4,362,630     4,951,052
 Sales, Marketing and Development Expense         516,502       819,528     1,288,562     2,151,248
 Depreciation and
  Amortization                                    436,020       664,833       953,924     1,614,588
                                               ----------   -----------   -----------   -----------

INCOME (LOSS) FROM OPERATIONS                     218,600     1,114,954    (1,368,204)    2,506,115
                                               ----------   -----------   -----------   -----------

Other expense (income):
 Interest                                         180,727       581,461       454,769     1,209,773
 Other                                              2,103            --         2,103            --
                                               ----------   -----------   -----------   -----------

INCOME (LOSS) BEFORE TAXES &                       35,770       533,493    (1,825,076)    1,296,342
 EXTRAORDINARY ITEM
INCOME TAX PROVISION (BENEFIT)                     13,974       127,250      (304,562)      286,259
                                               ----------   -----------   -----------   -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM             21,796       406,243    (1,520,514)    1,010,083
EXTRAORDINARY ITEM, GAIN ON EARLY
RETIREMENT OF DEBT (NET OF
 TAXES OF $27,963)                                     --            --            --       111,854
                                               ----------   -----------   -----------   -----------

NET INCOME (LOSS)                              $   21,796   $   406,243   $(1,520,514)  $ 1,121,937
                                               ==========   ===========   ===========   ===========

INCOME (LOSS) PER SHARE
 BEFORE EXTRAORDINARY
 ITEM - BASIC AND DILUTED                      $    (0.00)  $      0.04   $     (0.19)  $      0.10
                                               ==========   ===========   ===========   ===========
EXTRAORDINARY ITEM PER SHARE -
 BASIC and DILUTED                             $       --   $       --    $        --   $      0.01
                                               ==========   ==========    ===========   ===========
INCOME (LOSS) PER SHARE -
 BASIC AND DILUTED                             $    (0.00)  $      0.04   $     (0.19)  $      0.11
                                               ==========   ===========   ===========   ===========


 See accompanying notes to the unaudited consolidated financial statements

                      EARTHCARE COMPANY AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                         NINE-MONTHS
                                                                                            ENDED
                                                                                         SEPTEMBER 30,
                                                                                 ----------------------------
                                                                                     1998           1999
                                                                                 ------------   ------------
  Cash flows from operating activities:
  Net Income (loss):                                                             $ (1,520,514)  $  1,121,937
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                                       953,924      1,614,588
  Deferred Income Tax Expense (Benefit)                                              (460,428)       303,545
  Bad debt expense                                                                         --         36,665
  (Gain) on early extinguishment of debt                                                   --       (139,817)
  Changes in assets and liabilities, excluding effect of acquired businesses:
       Accounts receivable                                                         (3,844,749)    (2,486,828)
       Other Current Assets                                                          (211,720)    (1,152,711)
       Other Assets                                                                (1,411,574)            --
       Accounts payable                                                             1,500,558        100,854
       Accrued expenses                                                            1,277,8488        743,429
                                                                                 ------------   ------------

  Net cash provided by (used in) operating activities                              (3,716,655)       141,662

Cash flows from investing activities:
  Capital expenditures                                                               (679,384)    (3,639,828)
  Business acquisitions                                                           (18,825,374)   (27,410,813)
  Collection of notes receivable                                                           --         37,831
  Increase in investment                                                                   --       (475,645)
  Other Assets                                                                             --        (33,318)
                                                                                 ------------   ------------

  Net cash used in investing activities                                           (19,504,758)   (31,521,773)

Cash flows from financing activities:
  Net borrowings (payments) under lines of credit                                  (1,383,958)            --
  Refinancing of debt                                                               8,475,978             --
  Principal payments on long-term debt                                                (58,943)    (6,267,071)
  Proceeds from long-term debt                                                             --     35,769,733
  Sales of common stock                                                            15,500,000             --
  Exercise of stock options and warrants                                            2,254,575      1,104,822
                                                                                 ------------   ------------

  Net cash provided by financing activities                                        24,787,652     30,607,484

Net increase (decrease) in cash and cash equivalents                                1,566,239       (772,627)

Cash and cash equivalents, beginning of period                                        195,552      1,039,594
                                                                                 ------------   ------------

Cash and cash equivalents, end of period                                         $  1,761,791   $    266,967
                                                                                 ============   ============

Cash paid for interest                                                           $    271,157   $    581,461
                                                                                 ============   ============

Supplemental Noncash Investing and Financing Activities:
Notes payable issued for business acquisitions                                   $  2,000,000   $    200,000
                                                                                 ============   ============
Common stock issued for business acquisitions                                    $  1,392,000   $  7,829,150
                                                                                 ============   ============
Fair value of warrants and options issued for debt issuance
  costs and other services rendered                                              $    100,000   $    217,743
                                                                                 ============   ============


 See accompanying notes to the unaudited consolidated financial statements

                      EARTHCARE COMPANY AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying financial statements for EarthCare Company ("EarthCare" or the "Company") and subsidiaries as of September 30, 1999 and for the three month and nine month periods ended September 30, 1998 and 1999 are unaudited. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial statements. Quarterly results of operations are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission ("Form 10-K").


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


                                                          For the three months ended         For the three months ended
                                                              September 30, 1998                  September 30, 1999
                                                       ---------------------------------  --------------------------------
                                                                             Per Share                          Per Share
                                                        Income    Shares       Amount     Income     Shares      Amount
                                                       --------  ---------  -----------  --------  ----------  -----------
Net Income (loss)                                       $21,796                $          406,243
Basic EPS:
   Income (loss) available to common shareholders        21,796  9,491,066     $(0.00)    406,243  10,487,586       $0.04
Effect of Dilutive Securities:
   Options                                                         105,842                            214,665
   Warrants                                                        336,409                             99,820
Diluted EPS:
   Income(loss) available to common shareholders        $21,796  9,932,957     $(0.00)   $406,243  10,802,071       $0.04


                                                            For the nine months ended           For the nine months ended
                                                                September 30, 1998                  September 30, 1999
                                                       -----------------------------------  ---------------------------------
                                                                                Per Share                           Per Share
                                                          Income      Shares      Amount      Income     Shares       Amount
                                                       -----------  ----------  ----------  ----------  ----------  ---------
Net Income (loss)                                      $(1,520,514)                $         1,121,937
Basic EPS:
   Income (loss) available to common                    (1,520,514)  8,047,383     $(0.19)   1,121,937  10,118,276     $0.11
   shareholders
Effect of Dilutive Securities:
   Options                                                                  --                             254,113
   Warrants                                                                 --                             107,926
Diluted EPS:
   Income(loss) available to
   common shareholders                                 $(1,520,514)  8,047,383     $(0.19)  $1,121,937  10,480,315     $0.11


For the three month period ended September 30, 1999, there were 1,336,404 options and warrants outstanding at exercise prices ranging from $14 to $16 and 755,000 options and warrants outstanding at exercise prices ranging from $20 to $25 which were excluded from the EPS calculation due to their anti-dilutive impact.

Also, for the nine month period ended September 30, 1999, there were 784,700 options and warrants outstanding at exercise prices ranging from $15 to $16 and 755,000 options and warrants outstanding at exercise prices ranging from $20 to $25 which were excluded from the EPS calculation due to their anti-dilutive impact.

3.   ACQUISITIONS

     During the first nine months of 1999, the Company acquired the following businesses:

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

     Effective April 1, 1999, the Company acquired all of the outstanding capital stock of National Plumbing & Drain ("National"), a Georgia corporation, in exchange for $1,325,000 in cash, the issuance of 125,159 shares of Common Stock, and the assumption of up to $513,000 in liabilities. National is a residential and commercial sewer and drain services company servicing customers in Georgia.

     On May 1, 1999, the Company acquired the assets of Rooter Plus, a Georgia corporation, in exchange for $2,600,000 in cash and the issuance of 100,000 shares of Common Stock. Rooter Plus is a residential and commercial sewer and drain services company servicing customers in Georgia.

     On August 1, 1999, the Company acquired all of the outstanding capital stock of AllenTate Commercial Software ("AllenTate"), a Texas Corporation, in exchange for 75,000 shares of unregistered Common Stock and the assumption of up to $160,00 in liabilities. The Company will issue an additional 120,000 shares of Common Stock to the former owners if certain earnings targets are achieved. AllenTate specializes in software development and Internet services for industrial companies.

     On September 1, 1999, the Company acquired all of the outstanding capital stock of Magnum Environmental, Inc. ("Magnum"), a Florida corporation, in exchange for $12.0 million in cash and 310,000 shares of Common Stock. In addition, the Company issued 275,000 shares of unregistered Common Stock, which is being held in escrow and will be released to the former owners if certain earnings targets are achieved. Magnum's core business is the transportation, treatment and disposal of used oil and petroleum contact wastewater streams.

     Shares of Common Stock issued in these acquisitions (except unregistered shares) were issued pursuant to EarthCare's Post-Effective Amendment No. 1 to registration statement on Form S-1.

     The acquisitions of Reifsneider, Brehm's, National, Rooter Plus, AllenTate and Magnum were accounted for using the purchase method of accounting; accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on their respective fair values on the dates of acquisition. The resulting excess of purchase prices over fair values of assets acquired and liabilities assumed was recorded as goodwill. Goodwill recorded in the purchases of Reifsneider, Brehm's, National, Rooter Plus, and AllenTate was $7,063,975; $1,184,647; $3,103,759; $3,467,340, and $1,168,547, respectively.

     The Company's unaudited pro forma consolidated results of operations for the nine month periods ended September 30, 1998 and 1999, shown below are presented assuming that the Reifsneider, Brehm's and Magnum acquisitions had been consummated on January 1, 1998 (the pro forma effect of the other Acquisitions has not been presented as they were not significant to the company):



                                               Nine months ended
                                                 September 30
                                          ---------------------------
                                              1998           1999
                                          ------------   ------------

Pro forma revenue                          $39,594,965    $36,600,247
Pro forma net income (loss)                 (1,645,676)       859,637
Pro forma net income (loss) per share,
Basic and diluted                          $      (.19)   $       .08


4.   SIGNIFICANT EVENTS

     In addition to the acquisitions discussed in note 3, the following significant events occurred during the nine months ended September 30, 1999:

     On September 26, 1998, the Company entered into a $40 million revolving credit agreement with Bank of America, which was amended effective March 31, 1999, (the "Credit Agreement"). The Company may also obtain up to $5 million in letters of credit, subject to availability under the Credit Agreement. Interest is payable monthly at variable rates, depending on the Company's current debt to cash flow ratio, but is capped at LIBOR plus 2.25%. The Credit Agreement expires September 26, 2001, is collateralized by a first lien on substantially all assets of the Company and requires the Company to maintain certain financial ratio covenants. In connection with amending the Credit Agreement, the Company issued Bank of America additional warrants to purchase 35,000 shares of Common Stock at $14 per share in lieu of fees associated with the modification. In addition, in connection with an assignment agreement between the Company and Bank of Boston related to the Company's Credit Agreement, effective May 1, 1999, the Company issued Bank of Boston warrants to purchase 10,000 shares of Common Stock at $15.50 per share, in lieu of a fee. The bank warrants have been valued at approximately $71,000 based on the cost of the bank fees that would have been charged. Such amount has been recorded as debt issue costs and is being amortized over the term of the Credit Agreement.

     On April 26, 1999, the Company entered into a financial commitment to loan up to $3 million to Crossroads Environmental Corporation ("Crossroads"). Crossroads has permits in Texas to drill deep injection wells for the disposal of nonhazardous liquid waste. The permitted capacity of the first well that Crossroads plans to drill is 180 million gallons per year. EarthCare has an equity conversion privilege that could enable the Company to own a majority of the equity in the business. As of September 30, 1999, $475,644 has been loaned to Crossroads.

     Subsequent to September 30, 1999 the Company issued $15,000,000 of 10% convertible subordinated debentures due 2006 (the "Debentures"). The credit agreement with Bank of America was advanced to allow for the issuance of the Debentures. The Debentures accrue interest at 10% per annum from the date of issuance, payable quarterly (i) for the first two years, through the issuance of additional Debentures at the option of the Company, (ii) for the next two years, in cash, unless prohibited by senior lender covenants (in which event the interest may be paid by issuance of additional Debentures), and (iii) thereafter, in cash. The Debentures are unsecured obligations of the Company and are subordinated in right of payment to existing and future senior indebtedness of the Company. The Debentures are convertible at any time at the election of the holder into shares of Common Stock, at a price per share equal to $11.50 per share. Subject to downward adjustment prior to the Final Closing Date by mutual agreement of the Company and Placement Agent (the "Conversion Price"). The Debentures not previously called or converted will be due and payable on October 31, 2006.


                        INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders of EarthCare Company:

     We have reviewed the accompanying consolidated balance sheet of EarthCare Company and Subsidiaries as of September 30, 1999 and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 1999, and the consolidated statement of cash flows for the nine-month period ended September 30, 1999. These financial statements are the responsibility of the Company's management.

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

Tulsa, Oklahoma
November 8, 1999

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis is management's representation of the financial position of the Company as of September 30, 1999 and the results of operations of the Company for the three and nine months ended September 30, 1998 and 1999. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto, and with the Company's consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.


OVERVIEW

          EarthCare engages in businesses relating to the non-hazardous liquid waste ("NLW") industry. These businesses include grease trap and septic tank services; sewer and drain cleaning services; bulk liquid waste transportation; treatment and disposal of used oil and petroleum contact wastewater streams; on-site biotreatment systems; biosolids management; liquid waste processing and disposal and maintenance and plumping. The Company's software division specializes in software development and Internet services for industrial companies. The customers of EarthCare include restaurants, hospitals, military bases, office buildings, apartments, schools, municipalities, industrial businesses and single-family residences.

          EarthCare intends to expand its business in the NLW industry through internal growth and the acquisition of local service providers throughout the United States. These acquisitions will be made with cash, shares of Common Stock or a combination of cash and Common Stock.


GENERAL

          The Company derives its revenues from commercial and residential services (approximately 76% of current revenues) and industrial liquid waste transportation, processing and disposal (approximately 24% of current revenues). Collection fees charged to customers vary per gallon by waste stream according to constituents of the waste, expenses associated with processing the waste and competitive factors. Cost of operations consist of fixed costs such as salaries and benefits of vehicle operators and construction labor and variable costs such as supplies, fuel and equipment rentals. General and administrative costs consist primarily of compensation and related benefits for executives and administrative staff, advertising, office rent, communications and professional fees. Depreciation and amortization expense primarily relates to the depreciation of capital assets, the amortization of excess cost over the fair value of net assets acquired (goodwill) and other intangible assets. The Company's policy is to amortize goodwill over a 40-year life.


RESULTS OF OPERATIONS

     The following table sets forth operating results expressed as a percentage of net sales for the periods indicated. All information is derived from the accompanying unaudited consolidated financial statements. Results for any one or more periods are not necessarily indicative of annual results or continuing trends.



                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                             September 30,        September 30
                                         1998         1999      1998       1999
                                        -------      ------    ------     ------

Revenues                                 100.0%      100.0%    100.0%     100.0%
Expenses:
Cost of Operations                        69.2        58.2      71.3       61.0
General and Administrative                16.7        18.1      23.9       17.2
Sales and Marketing Development            6.2         7.5       7.1        7.5
Depreciation and Amortization              5.3         6.0       5.2        5.6
                                         -----       -----     -----      -----

Income (loss) from operations              2.6        10.2      (7.5)       8.7
Interest expense                           2.2         5.3       2.5        4.2
                                         -----       -----     -----      -----
Income (loss) before income taxes          0.4         4.9     (10.0)       4.5
Provision (benefit) for income taxes       0.2         1.2      (1.7)       1.0
Income before extraordinary item           0.3         3.7      (8.3)       3.5
Extraordinary item, gain on early
Retirement of debt                          --          --        --        0.4
                                         -----       -----     -----      -----
Net income (loss)                          0.3         3.7      (8.3)       3.9
                                         =====       =====     =====      =====

     As a result of the Company's recent acquisitions and the limited period of ownership of the acquired businesses, the Company believes that the period-to-period comparisons and percentage relationships within the periods set forth below are not meaningful.


THREE MONTHS ENDED SEPTEMBER 30, 1999

      NET INCOME: For the three months ended September 30, 1999, the Company reported net income of $406,243 on revenues of $10,933,644 versus a net income of $21,796 on revenues of $8,273,534 for the three months ended September 30, 1998.

     REVENUES: Revenues were $10,933,644 (up 32%) for the three months ended September 30, 1999 compared to $8,273,534 for the comparable period in the prior year. Acquisition related revenues were $4.8 million in the third quarter of 1999, accounting for an increase of 59% compared to the third quarter of 1998. Revenues in the third quarter declined by 27% compared to the third quarter of 1998 because the company exited certain acquired business lines and eliminated acquired customers that did not meet the Company's profitability standards.

     COST OF OPERATIONS: Cost of operations for the three months ended September 30, 1999 was $6,358,634 compared with $5,723,970 for the comparable period in the prior year. The increase is due to the growth of the Company through acquisitions, but as a percentage of revenue decreased from 69% in 1998 to 58% in 1999 due to operational efficiencies.

     GENERAL AND ADMINISTRATIVE EXPENSE: For the three months ended September 30, 1999, general and administrative expense was $1,975,695 compared with $1,378,442 recorded in the comparable period in the prior year. The increase is due to the growth of the company through acquisitions.

     SALES, MARKETING AND DEVELOPMENT EXPENSE: For the three months ended September 30, 1999 sales, marketing and development expense was $819,528 compared with $516,502 recorded in the comparable period in the prior year. The increase was due to the growth of the Company and $125,000 for the development of new marketing programs.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization was $664,833 or 6% of revenues for the three months ended September 30, 1999 compared to $436,020 or 5% of revenues for the comparable period of 1998. The increase in depreciation and amortization is due to the 1998 and 1999 acquisitions.

     INTEREST EXPENSE: Interest expense for the three months ended September 30, 1999 was $581,461 compared to $180,727 in the comparable 1998 period. The increase in interest expense resulted primarily from the debt incurred in connection with the 1998 and 1999 acquisitions. Interest was incurred at an average rate of approximately 7.83% during the three months ended September 30, 1999 and 7.3% in the compared 1998 period.

     INCOME TAX PROVISION (BENEFIT): The Company recorded a provision for income taxes of $127,250 for the three months ended September 30, 1999, representing an effective rate of 24% for the three month period. This rate reflects the effects of the Company's loss carry forward and valuation allowance. As the Company continues to grow, management will evaluate the realizability of the loss carry forward and adjust the valuation allowance accordingly.

NINE MONTHS ENDED SEPTEMBER 30, 1999

     NET INCOME: For the nine months ended September 30, 1999, the Company reported net income of $1,121,937 on revenues of $28,800,754 versus a net loss of $1,520,514 on revenues of $18,221,028 for the nine months ended September 30, 1998.

     REVENUES: Revenues were $28,800,754 (up 58%) for the nine months ended September 30, 1999 compared to $18,221,028 for the comparable period in the prior year. Revenues from acquisitions contributed approximately $9.8 million for the nine months ended September 30, 1999. This accounts for 54% of the increase in revenues. The Company's septic and pumping operations were negatively affected by a drought in the southeastern United during the first nine months of 1999.

     COST OF OPERATIONS: Cost of operations for the nine months ended September 30, 1999 was $17,577,751 compared with $12,984,116 for the comparable period in the prior year. The increase is due to the growth of the Company through acquisitions, but as a percentage of revenue decreased from 71% in 1998 to 61% in 1999 due to operational efficiencies. Operating costs in the first quarter of 1999 were negatively affected by seasonality of the business and severance costs associated with combining acquisitions with current operations.

     GENERAL AND ADMINISTRATIVE EXPENSE: For the nine months ended September 30, 1999, general and administrative expense was $4,951,052 compared with $4,362,630 recorded in the comparable period in the prior year. Current year expenses includes additional payroll cost of the chief executive officer and the chief operating officer who did not draw a salary prior to 1999, as well as several other employees hired during the latter part of 1998 and early 1999 to support the Company's growth. Prior year expense of $4,362,630 included approximately $800,000 of expense associated with registering the Company with the Securities and Exchange Commission.

     SALES, MARKETING AND DEVELOPMENT EXPENSE: For the nine months ended September 30, 1999 sales, marketing and development expense was $2,151,248 compared with $1,288,562 recorded in the prior year. The increase is due to the growth of the company and $125,000 for the development of new marketing programs.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization was $1,614,588 or 6% of revenues for the nine months ended September 30, 1999 compared to $953,924 or 5% of revenues for the comparable period of 1998. The increase is due to the 1998 and 1999 acquisitions.

     INTEREST EXPENSE: Interest expense for the nine months ended September 30, 1999 was $1,209,773 compared to $454,769 in the comparable 1998 period. Interest was incurred at an average rate of approximately 7.59% during the nine months ended September 30, 1999 and 7.6% in the comparable 1998 period. The increase in interest expense resulted primarily from the debt incurred in connection with the 1998 and 1999 acquisitions.

     INCOME TAX PROVISION (BENEFIT): The Company recorded a provision for income taxes of $286,259 for the nine months ended September 30, 1999, representing an effective rate of 22% for the nine month period. This rate reflects the effects of the Company's loss carryforward and valuation allowance. As the Company continues to grow, management will evaluate the realizability of the loss carry forward and adjust the valuation allowance accordingly.

     EXTRAORDINARY ITEM: The Company recorded an extraordinary gain of $111,854 (net of $27,963 in income taxes) in the nine months ended September 30, 1999, due to the early extinguishment of debt related to a 1998 acquisition.

SEASONALITY AND INFLATION

     The Company's operations are affected by the weather. Rainy weather requires more frequent septic and grease trap maintenance and snow cover or frozen conditions prevent installation and need for servicing septic systems. The Company expects a certain degree of seasonality in its operations due to weather. The impact of this seasonality is usually reflected in the first and fourth quarters.

     The Company believes that inflation and changing prices have not had and are not expected to have, any material adverse effect on its results of operations in the near future.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had cash of $266,967 and working capital of $4,216,145.

     On September 26, 1998, the Company entered into a $40 million revolving credit agreement with Bank of America, which was amended as of March 31, 1999 (the "Credit Agreement"). The Company may also obtain up to $5 million in letters of credit, subject to availability under the Credit Agreement. Interest is payable monthly at variable rates, depending on the Company's Funded Debt to EBITDA (as defined in the Credit Agreement), but is capped at LIBOR plus 2.25%. The Credit Agreement expires September 26, 2001, is collateralized by a first lien on substantially all assets of the Company and requires the Company to maintain certain financial covenants beginning September 30, 1998. As of September 30, 1999, the Company was in compliance with the financial covenants. Availability of funds under the Credit Agreement is limited by the requirement that the Company comply with various loan covenants. As of September 30, 1999 the outstanding balance under the Credit Agreement was $38,301,858.

     Subsequent to September 30, 1999 the Company issued $12,000,000 of 10% convertible subordinated debentures due 2006 (the "Debentures"). The credit agreement with Bank of America was amended to allow for the issuance of the Debentures. The Debentures accrue interest at 10% per annum from the date of issuance, payable quarterly (i) for the first two years, through the issuance of additional Debentures at the option of the Company, (ii) for the next two years, in cash, unless prohibited by senior lender covenants (in which event the interest may be paid by issuance of additional Debentures), and (iii) thereafter, in cash. The Debentures are unsecured obligations of the Company and are subordinated in right of payment to existing and future senior indebtedness of the Company. The Debentures are convertible at any time at the election of the holder into shares of Common Stock, at a price per share equal to $11.50 per share subject to anti-dulition provisions contained therein. The Debentures not previously called or converted will be due and payable on October 31, 2006.

     The Company's primary requirements for capital (other than those related to acquisitions) consists of purchasing vehicles and equipment used in the operation of its businesses. In the first nine months of 1999, the Company acquired six businesses for an aggregate consideration of $22,135,000 in cash, $200,000 in seller notes and 995,526 shares of Common Stock. Funding of the cash portion of the purchase prices was provided by borrowings under the Credit Agreement. During the nine months ended September 30, 1999, the Company used $3,639,828 in other capital expenditures. The Company believes that the funds provided by operations, together with cash on hand and funds available under the Credit Agreement, will be adequate to meet the Company's anticipated capital expenditures for the remainder of 1999.

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


YEAR 2000

          The Company has conducted operations for two years and has only recently grown large enough to require sophisticated computing systems. A complete review of all of the Company's computing needs has recently been undertaken and completed, including various Year 2000 compliant computer programs. The Company has selected Year 2000 compliant hardware and software for its computing needs, has received certifications from its software and hardware vendors, or has conducted the necessary tests, whenever possible, and has completed the implementation of all Year 2000 conversions as of October 1999.

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

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          As of September 30, 1999, the Company did not have any pending legal proceedings that separately or in the aggregate would be likely to have a material adverse effect on the business or results of operations of the Company. In the future, the Company may be a party to litigation or administrative proceedings which arise in the normal course of its business.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.
          Not Applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None.


ITEM 5.   OTHER INFORMATION.
          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)       Exhibits

              3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form 10 (Commission File No. 000-24685) as amended)

              3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form 10 (Commission File No. 000-24685) as amended)

              4.1   Form of Debenture

              15.1  Letter Regarding Unaudited Interim Financial Information

              27.1  Financial Data Schedule (For SEC use only)

              99.1  Cautionary Statements

          (b) Form 8-K dated September 1, 1999 with respect to the Company's acquisition of the capital stock of Magnum Environmental, Inc.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    November 11, 1999
                              By: /s/ James E. Farrell
                                  ----------------------------------------------
                                      James E. Farrell, Vice President and Chief
                                      Financial Officer

                               INDEX TO EXHIBITS



Exhibit No.             Description
----------              -----------

3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form 10 (Commission File No. 000-24685) as amended)

3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form 10 (Commission File No. 000-24685) as amended)

4.1                     Form of Debenture

15.1                    Letter Regarding Unaudited Interim Financial Information

27.1                    Financial Data Schedule (For SEC use only)

99.1                    Cautionary Statements