Form 10-Q/A
period 1999-03-31
EARTHCARE CO
filed 2000-04-14
CIK 1057489

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                                 --------------

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [X] No

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

                                  INTRODUCTION


This amendment to Part 1, Items 1 and 2 of EarthCare Company's quarterly filing on Form 10-Q for the quarterly period ended March 31, 1999 includes changes from the previous filing to reflect a reduction of noncurrent assets totaling $1,021,636, a reduction of current liabilities of $571,360, additional operating expenses totaling $427,032 and a loss from disposal of assets of $23,244.

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

Notes to Unaudited Consolidated Financial Statements..........................................................4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.................6

Item 6.   Exhibits and Reports on Form 8-K...................................................................10

                       EARTHCARE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                     DECEMBER 31,       MARCH 31,
                                ASSETS                                                  1998             1999
                                ------                                               ------------      ------------
                                                                                                       (UNAUDITED)
CURRENT ASSETS:
         Cash and cash equivalents                                                  $  1,039,594      $    168,368
         Accounts receivable, net of allowance for
                  doubtful accounts of $277,985 and $472,434 in
                  1998 and 1999, respectively                                          3,960,520         4,982,026
         Prepaid expenses                                                                557,669         1,129,363
         Note receivable                                                                  67,959           292,658
         Deferred income taxes                                                           377,147           418,000
                                                                                    ------------      ------------
                           Total current assets                                        6,002,889         6,990,415
                                                                                    ------------      ------------
PROPERTY AND EQUIPMENT, NET                                                            4,910,004         9,707,520

OTHER NONCURRENT ASSETS:
         Intangibles, net                                                             20,166,445        27,946,115
         Deferred income taxes                                                           246,913           206,060
         Other assets                                                                  1,964,028         1,964,800
                                                                                    ------------      ------------
                                                                                      22,377,386        30,116,975
                                                                                    ------------      ------------
                                                                                    $ 33,290,279      $ 46,814,910
                                                                                    ============      ============
                           LIABILITIES AND
                          STOCKHOLDERS EQUITY
                          -------------------

CURRENT LIABILITIES:
         Accounts Payable                                                           $  2,761,451      $  3,165,540
         Accrued Expenses                                                              2,184,818         2,631,569
         Notes payable                                                                        --           190,506
         Current portion of long-term debt                                               118,500           118,500
                                                                                    ------------      ------------
                           Total  current liabilities                                  5,064,769         6,106,115
                                                                                    ------------      ------------
LONG-TERM DEBT, NET OF CURRENT PORTION                                                 9,209,440        16,408,623

STOCKHOLDERS' EQUITY:
         Preferred stock, $.0001 par value; 30,000,000
                  shares authorized, -0- shares issued and
                  outstanding                                                                 --                --
         Common stock, $.0001 par value; 70,000,000 shares authorized,
                  9,571,533 and 9,963,711 shares issued and outstanding in 1998
                  and 1999, respectively                                                     957               996
         Additional paid-in capital                                                   20,702,555        26,261,461
         Accumulated deficit                                                          (1,687,442)       (1,962,285)
                                                                                    ------------      ------------
                           Total stockholders' equity                                 19,016,070        24,300,172
                                                                                    ------------      ------------
                                                                                    $ 33,290,279      $ 46,814,910
                                                                                    ============      ============

See accompanying notes to the unaudited consolidated financial statements

                       EARTHCARE COMPANY AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS


                                                        THREE MONTHS
                                                           ENDED
                                                         MARCH 31,
                                                ----------------------------
                                                    1998             1999
                                                -----------      -----------
REVENUES                                        $ 2,634,722      $ 7,815,637

EXPENSES
         Cost of Operations                       1,647,530        5,366,251

         General and Administrative Expense       1,524,389        2,134,111

         Depreciation and Amortization              177,900          344,565
                                                -----------      -----------

INCOME (LOSS) FROM OPERATIONS                      (715,097)         (29,290)

Other expense (income):
         Interest                                   106,713          222,309

         Loss on disposal of assets                      --           23,244
                                                -----------      -----------
INCOME (LOSS) BEFORE TAXES                         (821,810)        (274,843)

INCOME TAX PROVISION (BENEFIT)                     (318,536)              --
                                                -----------      -----------

NET INCOME (LOSS)                               $  (503,274)     $  (274,843)
                                                ===========      ===========
NET INCOME (LOSS) PER SHARE,
  BASIC AND DILUTED                             $     (0.10)     $     (0.03)
                                                ===========      ===========

See accompanying notes to the unaudited consolidated financial statements

                       EARTHCARE COMPANY AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          THREE-MONTHS
                                                                                             ENDED
                                                                                            MARCH 31,
                                                                                 ------------------------------
                                                                                      1998             1999
                                                                                 ------------      ------------
Cash Flows From Operating Activities:
Net Income (Loss)                                                                $   (503,274)     $   (274,843)

Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization                                                         177,900           344,565
Loss on disposal of assets                                                                 --            23,244
Deferred income taxes                                                                (318,536)               --
Bad debt expense                                                                           --           (37,737)
Changes in assets and liabilities, excluding effect of acquired businesses:
          Account receivable                                                         (989,724)         (328,291)
          Prepaid expenses                                                            (76,405)         (454,688)
          Other current assets                                                        (85,051)               --
          Accounts payable                                                          1,084,464           241,500
          Accrued expenses                                                            798,145          (503,823)
                                                                                 ------------      ------------
            Total adjustments                                                         590,793          (715,230)

            Net cash provided by (used in) operating activities                        87,519          (990,073)

Cash Flows from Investing Activities:
   Capital expenditures                                                                    --        (1,036,481)
   Business acquisitions                                                          (11,480,220)       (6,154,140)
   Other assets                                                                            --            74,228
                                                                                 ------------      ------------
           Net cash provided by (used in) investing activities                    (11,480,220)       (7,116,393)

Cash flows from Financing Activities:
   Net borrowings under lines of credit                                            12,152,948                --
   Proceeds from long-term debt                                                            --         7,199,183
   Payments of long-term debt                                                         (50,832)               --
   Sales of common stock                                                           12,600,000                --
   Exercise and issuance of stock options and warrants                                     --            36,057
                                                                                 ------------      ------------
         Net cash provided by financing activities                                 24,702,116         7,235,240

Net increase (decrease) in cash and cash equivalents                               13,309,415          (871,226)

Cash and Cash Equivalents, Beginning of Period                                        195,552         1,039,594
                                                                                 ------------      ------------
Cash and Cash Equivalents, End of Period                                         $ 13,504,967      $    168,368
                                                                                 ============      ============

Supplemental Noncash Investing and Financing Activities:
    Notes payable issued for business acquisitions                               $  2,000,000      $    200,000
                                                                                 ============      ============
    Common stock issued for business acquisitions                                $    232,000      $  5,625,000
                                                                                 ============      ============
Fair value of warrant issued for debt issuance costs                             $         --      $     75,000
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

                                                           For the three months ended              For the three months ended
                                                               March 31, 1998                            March 31, 1999
                                                   -----------------------------------------   -----------------------------------
                                                                                   Per Share                             Per Share
                                                    Income            Shares         Amount     Income       Shares        Amount
                                                   ---------         ----------    ---------   ---------    ---------    ---------
Net Income (loss)                                  $(503,274)                                  $(274,843)

Basic EPS:
   Income (loss) available to common shareholders   (503,274)         4,874,434     $ (.10)     (274,843)   9,698,531      $(.03)

Effect of Dilutive Securities:
   Options                                                                   --                                    --
   Warrants                                                                  --                                    --

Diluted EPS:
   Income (loss) available to common shareholders  $(503,274)         4,874,434     $ (.10)    $(274,843)   9,698,531      $(.03)

As of March 31, 1999, there were 628,077 options and warrants outstanding at exercise prices ranging from $5.80 to $6, 1,385,904 options and warrants outstanding at exercise prices ranging from $10 to $15 and 635,000 options outstanding at exercise prices ranging from $20 to $25 which were excluded from the EPS calculation due to their anti-dilutive impact.

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

         The acquisitions of Reifsneider and Brehm's were accounted for using the purchase method of accounting; accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on their respective fair values on the dates of acquisition. The resulting excess of purchase prices over fair values of assets acquired and liabilities assumed was recorded as goodwill. Goodwill recorded in the purchases of Reifsneider and Brehm's was $6,211,800 and $966,000, respectively.

         The Company's unaudited pro forma consolidated results of operations for the three month periods ended March 31, 1998 and 1999, shown below are presented assuming that the Reifsneider and Brehm's acquisitions had been consummated on January 1, 1998:

                                                Three months ended
                                                     March 31,
                                             -------------------------
                                              1998                1999
                                             -----               -----
Pro forma revenue                           $10,245,964          $9,447,378
Pro forma net income (loss)                    (322,042)           (198,243)
Pro forma net income (loss) per share        $     (.05)         $     (.02)

4.       SIGNIFICANT EVENTS

         In addition to the acquisitions discussed in note 3, the following significant events occurred during the three months ended March 31, 1999:

         On June 26, 1998, the Company entered into a $40 million revolving credit agreement with Bank of America, which was amended effective March 31, 1999, (the "Credit Agreement"). The Company may also obtain up to $5 million in letters of credit, subject to availability under the Credit Agreement. Interest is payable monthly at variable rates, depending on the Company's current debt to cash flow ratio, but is capped at LIBOR plus 2.25%. The Credit Agreement expires September 26, 2001, is secured by a first lien on substantially all assets of the Company and requires the Company to maintain certain financial ratio covenants beginning September 30, 1998. The Company was in violation of certain financial covenants as of March 31, 1999, for which waivers have been obtained from the lender. In connection with amending the Credit Agreement, the Company issued Bank of America warrants to purchase 35,000 shares of Common Stock at $14 per share in lieu of fees associated with the modification. These warrants have been valued at $75,000 based on the cost of the bank fee that would have been charged. Such amount has been recorded as debt issue costs in the March 31, 1999 financial statements.

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


GENERAL

         The Company derives the majority of its revenues from commercial and residential septic services (including designing, pumping, installation and maintenance) (approximately 44% of current revenues) and to a lesser extent sewer and drain services (approximately 18% of current revenues). Collection fees charged to customers vary per gallon by waste stream according to constituents of the waste, expenses associated with processing the waste and competitive factors. Cost of operations consist of fixed costs such as salaries and benefits of vehicle operators and construction labor and variable costs such as supplies, maintenance, fuel and equipment rentals. General and administrative costs consist primarily of compensation and related benefits for executives and administrative staff, advertising, office rent, communications and professional fees. Depreciation and amortization expense primarily relates to the depreciation of capital assets, the amortization of excess cost over the fair value of net assets acquired (goodwill) and other intangible assets. The Company's policy is to amortize goodwill over a 40 year life.


RESULTS OF OPERATIONS

         The following table sets forth operating results expressed as a percentage of net sales for the periods indicated. All information is derived from the accompanying unaudited consolidated financial statements. Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

                                    THREE MONTHS ENDED
                                         MARCH 31,
                                     1998        1999
                                   ------      ------
Revenues                            100.0%      100.0%
Expenses:
Cost of Operations                   62.5        68.7
General and Administrative           57.9        27.3
Depreciation and Amortization         6.7         4.4
                                   ------      ------
Total Operating Expenses            127.1       100.4
                                   ------      ------

     Operating income (loss)        (27.1)       (0.4)
Interest and other expense            4.1         3.1
                                   ------      ------
Income (loss) before income
     taxes                          (31.2)       (3.5)
Provision (benefit) for income
     tax                            (12.1)         --
                                   ------      ------
Net income (loss)                   (19.1)       (3.5)
                                   ======      ======

         As a result of the Company's recent acquisitions and the limited period of ownership of the acquired businesses, the Company believes that the period-to-period comparisons and percentage relationships within the periods set forth below are not meaningful.


THREE MONTHS ENDED MARCH 31, 1999

         NET INCOME (LOSS): For the three months ended March 31, 1999, the Company reported a net loss of $274,843 on revenues of $7,815,637 versus a net loss of $503,274 on revenues of $2,634,722 for the three months ended March 31, 1998.

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

         COST OF OPERATIONS: Cost of operations for the three months ended March 31, 1999 was $5,366,251 compared with $1,647,530 for the comparable period in the prior year. The dollar increase is due to the growth of the Company through acquisitions, and as a percentage of revenue increased from 62.5% in 1998 to 68.7% in 1999. Operating costs in the first quarter of 1999 were negatively affected by seasonality of the business, integration costs and repair and maintenance costs associated with recent acquisitions.

         GENERAL AND ADMINISTRATIVE EXPENSE: For the three months ended March 31, 1999, general and administrative expense was $2,134,111 compared with $1,524,389 recorded in the comparable period in the prior year. The increase in the current period expense includes additional payroll cost of the chief executive officer and the chief operating officer who did not draw a salary prior to 1999, as well as several other employees hired during the latter part of 1998 and early 1999 to support the Company's growth, and integration costs associated with recent acquisitions. The increase is partially offset by decreases in prior year bonus and relocation accruals established during 1998 due to changes in estimates. Prior year expense of $1,524,389 included $600,000 of expense associated with registering the Company as a reporting company with the Securities and Exchange Commission.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization was $344,565 or 4.4% of revenues for the three months ended March 31, 1999 compared to $177,900 or 6.7% of revenues for the comparable period of 1998.
The increase is due to the 1998 and 1999 acquisitions.

         INCOME (LOSS) FROM OPERATIONS: Loss from operations decreased from a loss of $715,097 in the three months ended March 31, 1998 to a loss of $29,290 in 1999, for the reasons discussed above.

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

         INCOME TAX PROVISION <BENEFIT>: The Company recorded no benefit for income taxes for the three months ended March 31, 1999, due to continued losses incurred by the Company. As the Company continues to grow, management will evaluate the realizability of the loss carryforward and adjust the valuation allowance accordingly.

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

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had cash of approximately $168,368 and working capital of $884,300.

         On June 26, 1998, the Company entered into the $40 million revolving credit agreement with Bank of America, which was amended as of March 31, 1999 (the "Credit Agreement"). The Company may also obtain up to $5 million in letters of credit, subject to availability under the Credit Agreement. Interest is payable monthly at variable rates, depending on the Company's Funded Debt to EBITDA (as defined in the Credit Agreement), but is capped at LIBOR plus 2.25%. The Credit Agreement expires September 26, 2001, is secured by a first lien on substantially all assets of the Company and requires the Company to maintain certain financial covenants beginning September 30, 1998. As of March 31, 1999, the Company was not in compliance with certain of the financial covenants, for which waivers have been obtained from the lender. Availability of funds under the Credit Agreement is limited by the requirement that the Company comply with various loan covenants. As of March 31, 1999 the outstanding balance under the Credit Agreement was $14,914,123.

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

YEAR 2000

         The Company has conducted operations for less than two years and has only recently grown large enough to require sophisticated computing systems. A complete review of all of the Company's computing needs has recently been undertaken and completed, including various Year 2000 compliant computer programs. The Company has selected Year 2000 compliant hardware and software for its computing needs and anticipates beginning implementation of these new systems during the fourth quarter of 1999, which implementation should ensure proper processing of transactions relating to the Year 2000 and beyond. The Company expects the conversion of all systems to be completed in the third quarter of 1999 and estimates the capital costs of the new Year 2000 compliant hardware, systems and software to be under $1,000,000. As of March 31, 1999, approximately $500,000 in hardware and software implementation costs have been incurred and capitalized, with the exception of $78,000 which has been expensed.

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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)     Exhibits

                  27.1     Financial Data Schedule (For SEC use only)

                  99.1     Cautionary Statements

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    April 13, 2000

                               By:   /s/ Harry Habets
                                     ------------------------------------------
                                     Harry Habets, President and Chief
                                     Operating Officer



                               By:   /s/ DAN SELF
                                     ------------------------------------------
                                     Dan Self, Controller and
                                     Chief Accounting Officer

                                INDEX TO EXHIBITS


Exhibit No.                                  Description
-----------                                  -----------
27.1              Financial Data Schedule (For SEC use only)

99.1              Cautionary Statements

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM EARTHCARE COMPANY FOR THE PERIOD ENDED MARCH 31, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.