Form 10-Q/A
period 1999-06-30
EARTHCARE CO
filed 2000-04-14
CIK 1057489

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

                  For the quarterly period ended June 30, 1999
                                                 -------------
                                       or

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


This amendment to Part 1, Items 1 and 2 of EarthCare Company's quarterly filing on Form 10-Q for the quarterly period ended June 30, 1999 includes changes from the previous filing to reflect a reduction of noncurrent assets totaling $2,540,677, a reduction of current liabilities totaling $1,283,900, additional operating expenses totaling $812,858, a loss from disposal of assets of $180,615 and a reduction in the tax provision totaling $186,972 for the three months ended June 30, 1999. Further, included are additional operating expenses totaling $1,239,890, a loss from disposal of assets of $203,859 and a reduction in the tax provision totaling $186,972 for the six months ended June 30, 1999.

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

Unaudited Consolidated Statement of Operations - Three months and six months ended June 30, 1998 and June 30, 1999................2

Unaudited Consolidated Statement of Cash Flows - Six months ended June 30, 1998 and June 30, 1999.................................3

Notes to Unaudited Consolidated Financial Statements..............................................................................4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....................................7

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.........................................................................................11

                       EARTHCARE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                  December 31,        June 30,
                                    ASSETS                                           1998               1999
                               -----------------                                  ------------      ------------
                                                                                                      Unaudited
CURRENT ASSETS:
      Cash and cash equivalents                                                   $  1,039,594      $    578,224
      Accounts receivable, net of allowance for
                doubtful accounts of $277,985 and $595,994
                in 1998 and 1999, respectively                                       3,960,520         6,469,708
      Prepaid expenses                                                                 557,669         1,437,483
      Note receivable                                                                   67,959            35,299
      Deferred income taxes                                                            377,147           371,128
                                                                                  ------------      ------------

                         Total current assets                                        6,002,889         8,891,842
                                                                                  ------------      ------------

PROPERTY AND EQUIPMENT, NET                                                          4,910,004        11,876,131
                                                                                  ------------      ------------

OTHER NONCURRENT ASSETS:
      Intangibles, net                                                              20,166,445        33,571,237
      Deferred income taxes                                                            246,913           263,609
      Other Assets                                                                   1,964,028         2,181,814
                                                                                  ------------      ------------
                                                                                    22,377,386        36,016,660
                                                                                  ------------      ------------
                                                                                  $ 33,290,279      $ 56,784,633
                                                                                  ============      ============

                                         LIABILITIES AND
                                       STOCKHOLDERS EQUITY
                                       --------------------

CURRENT LIABILITIES:
      Accounts Payable                                                            $  2,761,451      $  3,567,616
      Accrued Expenses                                                               2,184,818         1,693,829
      Notes payable                                                                       --             140,617
      Current portion of long-term debt                                                118,500           118,500
                                                                                  ------------      ------------

                         Total current liabilities                                   5,064,769         5,520,562
                                                                                  ------------      ------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                               9,209,440        24,702,423
                                                                                  ------------      ------------

STOCKHOLDERS' EQUITY:
      Preferred stock, $.0001 par value; 30,000,000
      shares authorized, -0- shares issued and outstanding
      Common Stock, $.0001 par value; 70,000,000 shares authorized,
      9,571,533 and 10,214,365 shares issued and outstanding in 1998
      and 1999, respectively                                                               957             1,021
      Additional paid-in capital                                                    20,702,555        28,789,152
      Accumulated deficit                                                           (1,687,442)       (2,228,525)
                                                                                  ------------      ------------

                         Total stockholders' equity                                 19,016,070        26,561,648
                                                                                  ------------      ------------
                                                                                  $ 33,290,279      $ 56,784,633
                                                                                  ============      ============

    See accompanying notes to the unaudited consolidated financial statements

                       EARTHCARE COMPANY AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three-Months                     Six-Months
                                                       Ended                            Ended
                                                      June 30                          June 30
                                            ----------------------------     ----------------------------
                                                1998             1999            1998             1999
                                            -----------      -----------     -----------      -----------
REVENUES                                    $ 7,312,772      $10,051,473     $ 9,947,494      $17,867,110

EXPENSES:
     Cost of Operations                       5,612,616        6,447,107       7,260,146       11,813,358
     General and Administrative Expense       2,231,859        2,828,934       3,756,248        4,963,045
     Depreciation and
         Amortization                           340,004          594,871         517,904          939,436
                                            -----------      -----------     -----------      -----------

INCOME (LOSS) FROM OPERATIONS                  (871,707)         180,561      (1,586,804)         151,271
                                            -----------      -----------     -----------      -----------

Other expense (income):
     Interest                                   167,329          406,003         274,042          628,312
     Loss on disposal of assets                      --          180,615              --          203,859
                                            -----------      -----------     -----------      -----------

INCOME (LOSS) BEFORE TAXES &
     EXTRAORDINARY ITEM                      (1,039,036)        (406,057)     (1,860,846)        (680,900)
INCOME TAX PROVISION (BENEFIT)                       --          (53,000)       (318,536)         (53,000)
                                            -----------      -----------     -----------      -----------

INCOME (LOSS) BEFORE EXTRAORDINARY
     ITEM                                    (1,039,036)        (353,057)     (1,542,310)        (627,900)
EXTRAORDINARY ITEM, GAIN ON EARLY
     RETIREMENT OF DEBT (NET OF TAXES OF
     $53,000)                                        --           86,817              --           86,817
                                            -----------      -----------     -----------      -----------

NET INCOME (LOSS)                           $(1,039,036)     $  (266,240)    $(1,542,310)     $  (541,083)
                                            ===========      ===========     ===========      ===========

INCOME (LOSS) PER SHARE
     BEFORE EXTRAORDINARY
     ITEM - BASIC AND DILUTED               $     (0.11)     $     (0.03)    $     (0.21)     $     (0.06)
                                            ===========      ===========     ===========      ===========
EXTRAORDINARY ITEM PER SHARE -
     BASIC AND DILUTED                      $        --      $      0.01     $        --      $      0.01
                                            ===========      ===========     ===========      ===========
INCOME (LOSS) PER SHARE -
     BASIC AND DILUTED                      $     (0.11)     $     (0.03)    $     (0.21)     $     (0.05)
                                            ===========      ===========     ===========      ===========


    See accompanying notes to the unaudited consolidated financial statements

                       EARTHCARE COMPANY AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                            SIX-MONTHS
                                                                                              ENDED
                                                                                             JUNE 30,
                                                                                  ------------------------------
                                                                                      1998               1999
                                                                                  ------------      ------------
  Cash flows from operating activities:
  Net Income (loss):                                                              $ (1,542,310)     $   (541,083)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                                        517,904           939,436
  Loss on disposal of assets                                                                --           203,859
  Deferred Income Tax Expense                                                         (403,402)          (10,677)
  Bad debt expense                                                                          --           (10,364)
  (Gain) on early extinguishment of debt                                                    --          (139,817)
  Changes in assets and liabilities, excluding effect of acquired businesses:
       Accounts receivable                                                          (3,169,344)       (1,892,868)
       Prepaid Expenses                                                               (233,995)         (762,808)
       Accounts payable                                                              1,784,450           643,576
       Accrued expenses                                                              1,589,705         1,401,026
                                                                                  ------------      ------------

  Net cash provided by (used in) operating activities                               (1,456,992)         (169,720)

Cash flows from investing activities:
  Capital expenditures                                                                (330,570)       (2,739,173)
  Business acquisitions                                                            (18,822,189)      (14,953,606)
  Collection of notes receivable                                                            --            19,904
  Increase in investment                                                                    --           329,611
  Other Assets                                                                      (1,412,303)         (316,898)
                                                                                  ------------      ------------

  Net cash used in investing activities                                            (20,565,062)      (17,660,162)

Cash flows from financing activities:
  Net borrowings (payments) under lines of credit                                   (1,120,000)               --
  Refinancing of debt                                                                8,475,978                --
  Principal payments on long-term debt                                                 (58,943)       (1,929,000)
  Proceeds from long-term debt                                                              --        19,257,800
  Sales of common stock                                                             15,500,000                --
  Exercise of stock options and warrants                                             1,848,125            39,712
                                                                                  ------------      ------------

  Net cash provided by financing activities                                         24,645,160        17,368,512

Net increase (decrease) in cash and cash equivalents                                 2,623,106          (461,370)

Cash and cash equivalents, beginning of period                                         195,552         1,039,594
                                                                                  ------------      ------------

Cash and cash equivalents, end of period                                          $  2,818,658      $    578,224
                                                                                  ============      ============

Supplemental Noncash Investing and Financing Activities:
Notes payable issued for business acquisitions                                    $  2,000,000      $    200,000
                                                                                  ============      ============
Common stock issued for business acquisitions                                     $  1,392,000      $  7,829,150
                                                                                  ============      ============
Fair value of warrants and options issued for debt issuance
  costs and other services rendered                                               $    100,000      $    217,743
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


                                                  For the three months ended               For the three months ended
                                                        June 30, 1998                             June 30, 1999
                                         -----------------------------------------  ---------------------------------------
                                                                         Per Share                                Per Share
                                            Income           Shares        Amount     Income          Shares       Amount
                                         -----------      -----------    ---------  -----------     -----------   ---------
Net Income (loss)                        $(1,039,036)                               $  (266,240)
Basic EPS:
   Income (loss) available to common      (1,039,036)       9,395,720     $(0.11)      (266,240)     10,162,162    $(0.03)
   shareholders
Effect of Dilutive Securities:
   Options                                                         --                                        --
   Warrants                                                        --                                        --
Diluted EPS:
   Income(loss) available to
   common shareholders                   $(1,039,036)       9,395,720     $(0.11)    $ (266,240)     10,162,162    ($0.03)


                                                  For the six months ended               For the six months ended
                                                       June 30, 1998                             June 30, 1999
                                         -----------------------------------------  ---------------------------------------
                                                                         Per Share                                Per Share
                                            Income           Shares        Amount     Income          Shares       Amount
                                         -----------      -----------    ---------  -----------     -----------   ---------
Net Income (loss)                        $(1,542,310)                               $  (541,083)
Basic EPS:
   Income (loss) available to common      (1,542,310)       7,312,848     $(0.21)      (541,083)     9,930,561      $(0.05)
   shareholders
Effect of Dilutive Securities:
   Options                                                         --                                       --
   Warrants                                                        --                                       --
Diluted EPS:
   Income(loss) available to
   common shareholders                   $(1,542,310)       7,312,848     $(0.21)    $ (541,083)     9,930,561      $(0.05)


For the three and six month periods ended June 30, 1999, there were 627,891 options and warrants outstanding at exercise prices ranging from $5.80 to $6.00, 1,745,904 options and warrants outstanding at exercise prices ranging from $10 to $16 and 815,000 options outstanding at exercise prices ranging from $20 to $25 which were excluded from the EPS calculation due to their anti-dilutive impact.

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

         The acquisitions of Reifsneider, Brehm's, National and Rooter Plus were accounted for using the purchase method of accounting; accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on their respective fair values on the dates of acquisition. The resulting excess of purchase prices over fair values of assets acquired and liabilities assumed was recorded as goodwill. Goodwill recorded in the purchases of Reifsneider, Brehm's, National and Rooter Plus was $6,211,800, $1,105,000, $3,006,000 and $3,085,000, respectively.

         The Company's unaudited pro forma consolidated results of operations for the six month period ended June 30, 1998 and 1999, shown below are presented assuming that the Reifsneider and Brehm's acquisitions had been consummated on January 1, 1998:

                                                 Six months ended
                                                     June 30,
                                          ------------------------------
                                              1998              1999
                                          ------------      ------------
Pro forma revenue                         $ 21,306,879      $ 19,498,851
Pro forma net income (loss)                 (1,701,225)         (460,252)
Pro forma net income (loss) per share     $       (.21)     $       (.05)

4.       SIGNIFICANT EVENTS

         In addition to the acquisitions discussed in note 3, the following significant events occurred during the six months ended June 30, 1999:

         On June 26, 1998, the Company entered into a $40 million revolving credit agreement with Bank of America, which was amended effective March 31, 1999, (the "Credit Agreement"). The Company may also obtain up to $5 million in letters of credit, subject to availability under the Credit Agreement. Interest is payable monthly at variable rates, depending on the Company's current debt to cash flow ratio, but is capped at LIBOR plus 2.25%. The Credit Agreement expires September 26, 2001, is secured by a first lien on substantially all assets of the Company and requires the Company to maintain certain financial ratio covenants beginning September 30, 1998. The Company was in violation of certain of the financial covenants at June 30, 1999, for which waivers have been obtained from the lender. In connection with amending the Credit Agreement, the Company issued Bank of America additional warrants to purchase 35,000 shares of Common Stock at $14 per share in lieu of fees associated with the modification. In addition, in connection with an assignment agreement between the Company and Bank of Boston related to the Company's Credit Agreement, effective May 1, 1999, the Company issued Bank of Boston warrants to purchase 10,000 shares of Common Stock at $15.50 per share, in lieu of a fee. The bank warrants have been valued at approximately $71,000 based on the cost of the bank fees that would have been charged. Such amount has been recorded as debt issue costs in the June 30, 1999 financial statements.

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

                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                               June 30,                June 30
                                          1998         1999        1998         1999
                                         ------       ------      ------       ------
Revenues                                  100.0%       100.0%      100.0%       100.0%
Expenses:
Cost of Operations                         76.8         64.1        73.0         66.1
General and Administrative                 30.5         28.2        37.8         27.8
Depreciation and Amortization               4.6          5.9         5.2          5.3
                                         ------       ------      ------       ------
Total Operating Expenses                  111.9         98.2       116.0         99.2

Income (loss) from operations             (11.9)         1.8       (16.0)         0.8
Interest and other expense                  2.3          5.8         2.7          4.6
                                         ------       ------      ------       ------
Income (loss) before income taxes         (14.2)        (4.0)      (18.7)        (3.8)
Provision (benefit) for income taxes          0         (0.5)       (3.2)        (0.3)
Income (loss) before extraordinary item   (14.2)        (3.5)      (15.5)        (3.5)
Extraordinary item                            0          0.9           0          0.5
                                         ------       ------      ------       ------
Net income (loss)                         (14.2)        (2.6)      (15.5)        (3.0)
                                         ======       ======      ======       ======

         As a result of the Company's recent acquisitions and the limited period of ownership of the acquired businesses, the Company believes that the period-to-period comparisons and percentage relationships within the periods set forth below are not meaningful.


THREE MONTHS ENDED JUNE 30, 1999

         NET INCOME (Loss): For the three months ended June 30, 1999, the Company reported a net loss of $266,240 on revenues of $10,051,473 versus a net loss of $1,039,036 on revenues of $7,312,772 for the three months ended June 30, 1998.

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

         COST OF OPERATIONS: Cost of operations for the three months ended June 30, 1999 was $6,447,107 compared with $5,612,616 for the comparable period in the prior year. The increase is due to the growth of the Company through acquisitions, but as a percentage of revenue decreased from 77% in 1998 to 64% in 1999 due to operational efficiencies.

         GENERAL AND ADMINISTRATIVE EXPENSE: For the three months ended June 30, 1999, general and administrative expense was $2,828,934 compared with $2,231,859 recorded in the comparable period in the prior year. The increase in the current period expense includes (i) additional payroll cost of the chief executive officer and the chief operating officer who did not draw a salary prior to 1999,
(ii) several other employees hired during the latter part of 1998 and early 1999 to support the Company's growth, and (iii) integration costs associated with recent acquisitions. Prior year expense of $2,231,859 included approximately $200,000 of expense associated with registering the Common Stock with the Securities and Exchange Commission.

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

         LOSS ON DISPOSAL OF ASSETS: The loss on disposal of assets of $180,615 for the three months ended June 30, 1999 resulted from the disposal of surplus equipment in the second quarter of 1999.

         INCOME TAX PROVISION (BENEFIT): The Company recorded a tax benefit for the three months ended June 30, 1999, equal to the tax expense attributable to the extraordinary gain. No additional benefit was recorded due to the continued losses incurred by the Company. As the Company continues to grow, management will evaluate the realizability of the loss carry forward and adjust the valuation allowance accordingly.

         EXTRAORDINARY ITEM: The Company recorded an extraordinary gain of $86,817 (net of $53,000 in income taxes) in the quarter ended June 30, 1999, due to the early extinguishment of debt related to a 1998 acquisition.

SIX MONTHS ENDED JUNE 30, 1999

         NET INCOME (LOSS): For the six months ended June 30, 1999, the Company reported a net loss of $541,083 on revenues of $17,867,110 versus a net loss of $1,542,310 on revenues of $9,947,494 for the six months ended June 30, 1998.

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

         COST OF OPERATIONS: Cost of operations for the six months ended June 30, 1999 was $11,813,358 compared with $7,260,146 for the comparable period in the prior year. The increase is due to the growth of the Company through acquisitions, but as a percentage of revenue decreased from 73% in 1998 to 66% in 1999 due to operational efficiencies. Operating costs in the first quarter of 1999 were negatively affected by seasonality of the business, and in both the first and second quarters of 1999 by integration costs and repair and maintenance costs associated with recent acquisitions.

         GENERAL AND ADMINISTRATIVE EXPENSE: For the six months ended June 30, 1999, general and administrative expense was $4,963,045 compared with $3,756,248 recorded in the comparable period in the prior year. The increase in the current year expense includes (i) additional payroll cost of the chief executive officer and the chief operating officer who did not draw a salary prior to 1999, (ii) several other employees hired during the latter part of 1998 and early 1999 to support the Company's growth, and (iii) integration costs associated with recent acquisitions. The increase is partially offset by decreases in prior year bonus and relocation accruals, due to changes in estimates, which had been established during 1998. Prior year expense of $3,756,248 included approximately $800,000 of expense associated with registering the Company with the Securities and Exchange Commission.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization was $939,436 or 5% of revenues for the six months ended June 30, 1999 compared to $517,904 or 5% of revenues for the comparable period of 1998. The dollar increase is due to the 1998 and 1999 acquisitions.

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

         LOSS ON DISPOSAL OF ASSETS: The loss on disposal of assets of $203,859 for the six months ended June 30, 1999 resulted from the disposal of surplus equipment, primarily in the second quarter of 1999.

         INCOME TAX PROVISION (BENEFIT): The Company recorded a tax benefit for the six months ended June 30, 1999, equal to the tax expense attributable to the extraordinary gain. No additional benefit was recorded due to the continued losses incurred by the Company. As the Company continues to grow, management will evaluate the realizability of the loss carry forward and adjust the valuation allowance accordingly.

         EXTRAORDINARY ITEM: The Company recorded an extraordinary gain of $86,817 (net of $53,000 in income taxes) in the six months ended June 30, 1999, due to the early extinguishment of debt related to a 1998 acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had cash of $578,224 and working capital of $3,371,280.

         On June 26, 1998, the Company entered into a $40 million revolving credit agreement with Bank of America, which was amended as of March 31, 1999 (the "Credit Agreement"). The Company may also obtain up to $5 million in letters of credit, subject to availability under the Credit Agreement. Interest is payable monthly at variable rates, depending on the Company's Funded Debt to EBITDA (as defined in the Credit Agreement), but is capped at LIBOR plus 2.25%. The Credit Agreement expires September 26, 2001, is secured by a first lien on substantially all assets of the Company and requires the Company to maintain certain financial covenants beginning September 30, 1998. As of June 30, 1999, the Company was not in compliance with certain financial covenants; however, waivers have been obtained from the lender. Availability of funds under the Credit Agreement is limited by the requirement that the Company comply with various loan covenants. As of June 30, 1999 the outstanding balance under the Credit Agreement was $24,719,477.

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


YEAR 2000

         The Company has conducted operations for less than two years and has only recently grown large enough to require sophisticated computing systems. A complete review of all of the Company's computing needs has recently been undertaken and completed, including various Year 2000 compliant computer programs. The Company has selected Year 2000 compliant hardware and software for its computing needs and anticipates beginning implementation of these new systems during the fourth quarter of 1999, which implementation should ensure proper processing of transactions relating to the Year 2000 and beyond. The Company expects the conversion of all systems to be completed in the fourth quarter of 1999 and estimates the capital costs of the new Year 2000 compliant hardware, systems and software to be under $1,000,000. As of June 30, 1999, approximately $750,000 in hardware and software implementation costs have been incurred, all of which have been capitalized other than $193,000 which has been expensed.

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



Date:    April 13, 2000

                              By: /s/ Harry Habets
                                  ----------------------------------------------
                                      Harry Habets, President and Chief
                                      Operating Officer



                              By: /s/ Dan Self
                                  ----------------------------------------------
                                      Dan Self, Controller and
                                      Chief Accounting Officer

                                INDEX TO EXHIBITS


Exhibit No.             Description
----------              -----------

27.1                    Financial Data Schedule (For SEC use only)

99.1                    Cautionary Statements