Form 10-Q/A
period 1999-09-30
EARTHCARE CO
filed 2000-04-14
CIK 1057489

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

                                 INTRODUCTION

This amendment to Part 1, Items 1 and 2 of EarthCare Company's quarterly filing on Form 10-Q for the quarterly period ended September 30, 1999 includes changes from the previous filing to reflect a reduction of current assets of $120,584, a reduction of noncurrent assets totaling $2,820,295, a reduction of current liabilities of $941,695, additional operating expenses totaling $822,696, a loss from disposal of assets of $46,961 and a reduction in the tax provision of $127,250 for the three months ended September 30, 1999. Further, included are additional operating expenses totaling $2,062,586, a loss from disposal of assets of $250,820 and a reduction in the tax provision totaling $314,222 for the nine months ended September 30, 1999.

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


PART II OTHER INFORMATION





Item 6. Exhibits and Reports on Form 8-K......................................12

                      EARTHCARE COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET



                                                                   December 31,    September 30,
                                 ASSETS                               1998              1999
                                 ------                            ------------    ------------
                                                                                    Unaudited
CURRENT ASSETS:
 Cash and cash equivalents                                          $ 1,039,594     $   266,967
 Accounts receivable, net of allowance for
  doubtful accounts of $277,985 and $662,373
  in 1998 and 1999, respectively                                      3,960,520       8,309,658
 Prepaid expenses                                                       557,669       2,294,428
 Note receivable                                                         67,959          26,793
 Deferred income taxes                                                  377,147         276,895
                                                                    -----------     -----------

   Total current assets                                               6,002,889      11,174,741
                                                                    -----------     -----------

PROPERTY AND EQUIPMENT, NET                                           4,910,004      28,684,740
                                                                    -----------     -----------

OTHER NONCURRENT ASSETS:
 Intangibles, net                                                    20,166,445      36,357,070
 Deferred income taxes                                                  246,913         357,842
 Other Assets                                                         1,964,028       1,083,091
                                                                    -----------     -----------
                                                                     22,377,386      37,798,003
                                                                    -----------     -----------
                                                                    $33,290,279     $77,657,484
                                                                    ===========     ===========
                                LIABILITIES AND
                              STOCKHOLDERS EQUITY
                              -------------------
CURRENT LIABILITIES:
 Accounts Payable                                                   $ 2,761,451     $ 3,962,554
 Accrued Expenses                                                     2,184,818       1,937,467
 Notes payable                                                               --         118,964
 Current portion of long-term debt                                      118,500         118,500
                                                                    -----------     -----------

   Total current liabilities                                          5,064,769       6,137,485
                                                                    -----------     -----------

LONG-TERM DEBT, NET OF CURRENT PORTION                                9,209,440      38,653,321
                                                                    -----------     -----------
STOCKHOLDERS' EQUITY:
 Preferred stock, $.0001 par value; 30,000,000
 shares authorized, -0- shares issued and outstanding
 Common Stock, $.0001 par value; 70,000,000 shares authorized,
 9,571,533 and 10,847,784 shares issued and outstanding in 1998
 and 1999, respectively                                                     957           1,084
 Additional paid-in capital                                          20,702,555      35,430,283
 Accumulated deficit                                                 (1,687,442)     (2,564,689)
                                                                    -----------     -----------

   Total stockholders' equity                                        19,016,070      32,866,678
                                                                    -----------     -----------
                                                                    $33,290,279     $77,657,484
                                                                    ===========     ===========


 See accompanying notes to the unaudited consolidated financial statements

                      EARTHCARE COMPANY AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                     Three-Months                Nine-Months
                                                        Ended                       Ended
                                                     September 30                September 30
                                             --------------------------  --------------------------
                                                 1998          1999          1998          1999
                                             ------------   -----------  ------------   -----------
REVENUES                                       $8,273,534   $10,933,644   $18,221,028   $28,800,754

EXPENSES:
 Cost of Operations                             5,723,970     6,704,556    12,984,116    18,517,914
 General and Administrative Expense             1,378,442     2,334,750     4,362,630     5,966,075
 Sales, Marketing and Development Expense         516,502       819,528     1,288,562     2,151,248
 Depreciation and
  Amortization                                    436,020       782,552       953,924     1,721,988
                                               ----------   -----------   -----------   -----------

INCOME (LOSS) FROM OPERATIONS                     218,600       292,258    (1,368,204)      443,529
                                               ----------   -----------   -----------   -----------

Other expense (income):
 Interest                                         180,727       581,461       454,769     1,209,773
 Other                                              2,103        46,961         2,103       250,820
                                               ----------   -----------   -----------   -----------

INCOME (LOSS) BEFORE TAXES &                       35,770      (336,164)   (1,825,076)   (1,017,064)
 EXTRAORDINARY ITEM
INCOME TAX PROVISION (BENEFIT)                     13,974            --      (304,562)      (53,000)
                                               ----------   -----------   -----------   -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM             21,796     (336,164)    (1,520,514)    (964,064)
EXTRAORDINARY ITEM, GAIN ON EARLY
RETIREMENT OF DEBT (NET OF
 TAXES OF 53,000)                                      --            --            --        86,817
                                               ----------   -----------   -----------   -----------

NET INCOME (LOSS)                              $   21,796   $  (336,164)  $(1,520,514)  $  (877,247)
                                               ==========   ===========   ===========   ===========

INCOME (LOSS) PER SHARE
 BEFORE EXTRAORDINARY
 ITEM - BASIC AND DILUTED                      $    (0.00)  $     (0.03)  $     (0.19)  $     (0.10)
                                               ==========   ===========   ===========   ===========
EXTRAORDINARY ITEM PER SHARE -
 BASIC and DILUTED                             $       --   $        --   $        --   $      0.01
                                               ==========   ===========   ===========   ===========
INCOME (LOSS) PER SHARE -
 BASIC AND DILUTED                             $    (0.00)  $     (0.03)  $     (0.19)  $     (0.09)
                                               ==========   ===========   ===========   ===========


 See accompanying notes to the unaudited consolidated financial statements

                      EARTHCARE COMPANY AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                         NINE-MONTHS
                                                                                            ENDED
                                                                                         SEPTEMBER 30,
                                                                                 ----------------------------
                                                                                     1998           1999
                                                                                 ------------   ------------
  Cash flows from operating activities:
  Net Income (loss):                                                             $ (1,520,514)  $   (877,247)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                                       953,924      1,721,988
  Loss on disposal of assets                                                               --        250,820
  Deferred Income Tax Expense (Benefit)                                              (460,428)       (10,677)
  Bad debt expense                                                                         --         36,665
  (Gain) on early extinguishment of debt                                                   --       (139,817)
  Changes in assets and liabilities, excluding effect of acquired businesses:
       Accounts receivable                                                         (3,844,749)    (2,486,828)
       Other Current Assets                                                          (211,720)    (1,032,127)
       Other Assets                                                                (1,411,574)            --
       Accounts payable                                                             1,500,558        100,854
       Accrued expenses                                                            1,277,8488      2,027,785
                                                                                 ------------   ------------

  Net cash provided by (used in) operating activities                              (3,716,655)      (408,584)

Cash flows from investing activities:
  Capital expenditures                                                               (679,384)    (3,639,828)
  Business acquisitions                                                           (18,825,374)   (26,609,589)
  Collection of notes receivable                                                           --         37,831
  Increase in investment                                                                   --       (475,645)
  Other Assets                                                                             --       (284,296)
                                                                                 ------------   ------------

  Net cash used in investing activities                                           (19,504,758)   (30,971,527)

Cash flows from financing activities:
  Net borrowings (payments) under lines of credit                                  (1,383,958)            --
  Refinancing of debt                                                               8,475,978             --
  Principal payments on long-term debt                                                (58,943)    (6,267,071)
  Proceeds from long-term debt                                                             --     35,769,733
  Sales of common stock                                                            15,500,000             --
  Exercise of stock options and warrants                                            2,254,575      1,104,822
                                                                                 ------------   ------------

  Net cash provided by financing activities                                        24,787,652     30,607,484

Net increase (decrease) in cash and cash equivalents                                1,566,239       (772,627)

Cash and cash equivalents, beginning of period                                        195,552      1,039,594
                                                                                 ------------   ------------

Cash and cash equivalents, end of period                                         $  1,761,791   $    266,967
                                                                                 ============   ============

Cash paid for interest                                                           $    271,157   $    581,461
                                                                                 ============   ============

Supplemental Noncash Investing and Financing Activities:
Notes payable issued for business acquisitions                                   $  2,000,000   $    200,000
                                                                                 ============   ============
Common stock issued for business acquisitions                                    $  1,392,000   $  7,829,150
                                                                                 ============   ============
Fair value of warrants and options issued for debt issuance
  costs and other services rendered                                              $    100,000   $    217,743
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


                                                          For the three months ended         For the three months ended
                                                              September 30, 1998                  September 30, 1999
                                                       ---------------------------------  --------------------------------
                                                                             Per Share                          Per Share
                                                        Income    Shares       Amount     Income     Shares      Amount
                                                       --------  ---------  -----------  --------  ----------  -----------
Net Income (loss)                                       $21,796                $         (336,164)
Basic EPS:
   Income (loss) available to common shareholders        21,796  9,491,066     $(0.00)   (336,164) 10,487,586      $(0.03)
Effect of Dilutive Securities:
   Options                                                         105,842                                 --
   Warrants                                                        336,409                                 --
Diluted EPS:
   Income(loss) available to common shareholders        $21,796  9,932,957     $(0.00)  $(336,164) 10,487,586      $(0.03)


                                                            For the nine months ended           For the nine months ended
                                                                September 30, 1998                  September 30, 1999
                                                       -----------------------------------  ---------------------------------
                                                                                Per Share                           Per Share
                                                          Income      Shares      Amount      Income     Shares       Amount
                                                       -----------  ----------  ----------  ----------  ----------  ---------
Net Income (loss)                                      $(1,520,514)                $          (877,247)
Basic EPS:
   Income (loss) available to common                    (1,520,514)  8,047,383     $(0.19)    (877,247) 10,118,276     $(0.09)
   shareholders
Effect of Dilutive Securities:
   Options                                                                  --                                  --
   Warrants                                                                 --                                  --
Diluted EPS:
   Income(loss) available to
   common shareholders                                 $(1,520,514)  8,047,383     $(0.19)  $ (877,247) 10,118,276     $(0.09)


For the three and nine month periods ended September 30, 1999, there were 443,077 options and warrants outstanding at exercise prices ranging from $5.80 to $6, 1,836,404 options and warrants outstanding at exercise prices ranging from $10 to $16 and 755,000 options outstanding at exercise prices ranging from $20 to $25 which were excluded from the EPS calculation due to their anti-dilutive impact.

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

     The acquisitions of Reifsneider, Brehm's, National, Rooter Plus, AllenTate and Magnum were accounted for using the purchase method of accounting; accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on their respective fair values on the dates of acquisition. The resulting excess of purchase prices over fair values of assets acquired and liabilities assumed was recorded as goodwill. Goodwill recorded in the purchases of Reifsneider, Brehm's, National, Rooter Plus, and AllenTate was $6,739,320; $1,105,000; $3,006,000; $3,085,000, and $1,168,547,
respectively.

     The Company's unaudited pro forma consolidated results of operations for the nine month periods ended September 30, 1998 and 1999, shown below are presented assuming that the Reifsneider, Brehm's and Magnum acquisitions had been consummated on January 1, 1998 (the pro forma effect of the other Acquisitions has not been presented as they were not significant to the company):



                                               Nine months ended
                                                 September 30
                                          ---------------------------
                                              1998           1999
                                          ------------   ------------

Pro forma revenue                          $39,594,965    $36,600,247
Pro forma net income (loss)                 (1,645,676)    (1,139,547)
Pro forma net income (loss) per share,
Basic and diluted                          $      (.19)   $      (.11)


4.   SIGNIFICANT EVENTS

     In addition to the acquisitions discussed in note 3, the following significant events occurred during the nine months ended September 30, 1999:

     On June 26, 1998, the Company entered into a $40 million revolving credit agreement with Bank of America, which was amended effective March 31, 1999, (the "Credit Agreement"). The Company may also obtain up to $5 million in letters of credit, subject to availability under the Credit Agreement. Interest is payable monthly at variable rates, depending on the Company's current debt to cash flow ratio, but is capped at LIBOR plus 2.25%. The Credit Agreement expires September 26, 2001, is collateralized by a first lien on substantially all assets of the Company and requires the Company to maintain certain financial ratio covenants. The Company was in violation of certain financial covenants at September 30, 1999, for which waivers have been obtained from the lender. In connection with amending the Credit Agreement, the Company issued Bank of America additional warrants to purchase 35,000 shares of Common Stock at $14 per share in lieu of fees associated with the modification. In addition, in connection with an assignment agreement between the Company and Bank of Boston related to the Company's Credit Agreement, effective May 1, 1999, the Company issued Bank of Boston warrants to purchase 10,000 shares of Common Stock at $15.50 per share, in lieu of a fee. The bank warrants have been valued at approximately $71,000 based on the cost of the bank fees that would have been charged. Such amount has been recorded as debt issue costs and is being amortized over the term of the Credit Agreement.

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



                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                             September 30,        September 30
                                         1998         1999      1998       1999
                                        -------      ------    ------     ------

Revenues                                 100.0%      100.0%    100.0%     100.0%
Expenses:
Cost of Operations                        69.2        61.3      71.3       64.3
General and Administrative                16.7        21.4      23.9       20.7
Sales and Marketing Development            6.2         7.5       7.1        7.5
Depreciation and Amortization              5.3         7.1       5.2        6.0
                                         -----       -----     -----      -----

Income (loss) from operations              2.6         2.7      (7.5)       1.5
Interest and other expense                 2.2         5.8       2.5        5.0
                                         -----       -----     -----      -----
Income (loss) before income taxes          0.4        (3.1)    (10.0)      (3.5)
Provision (benefit) for income taxes       0.2          --      (1.7)      (0.2)
Income before extraordinary item           0.3        (3.1)     (8.3)      (3.3)
Extraordinary item, gain on early
Retirement of debt                          --          --        --        0.3
                                         -----       -----     -----      -----
Net income (loss)                          0.3        (3.1)     (8.3)      (3.0)
                                         =====       =====     =====      =====

     As a result of the Company's recent acquisitions and the limited period of ownership of the acquired businesses, the Company believes that the period-to-period comparisons and percentage relationships within the periods set forth below are not meaningful.


THREE MONTHS ENDED SEPTEMBER 30, 1999

      NET INCOME (LOSS): For the three months ended September 30, 1999, the Company reported a net loss of $336,164 on revenues of $10,933,644 versus a net income of $21,796 on revenues of $8,273,534 for the three months ended September 30, 1998.

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

     COST OF OPERATIONS: Cost of operations for the three months ended September 30, 1999 was $6,704,556 compared with $5,723,970 for the comparable period in the prior year. The increase is due to the growth of the Company through acquisitions, but as a percentage of revenue decreased from 69% in 1998 to 61% in 1999 due to operational efficiencies.

     GENERAL AND ADMINISTRATIVE EXPENSE: For the three months ended September 30, 1999, general and administrative expense was $2,334,750 compared with $1,378,442 recorded in the comparable period in the prior year. The increase in the current period expense includes (i) additional payroll cost of the chief executive officer and the chief operating officer who did not draw a salary prior to 1999, (ii) several other employees hired during the latter part of 1998 and early 1999 to support the Company's growth, and (iii) integration costs associated with recent acquisitions. The increase is partially offset by a decrease in a prior year insurance accrual, due to a change in estimate, which had been established during 1998.

     SALES, MARKETING AND DEVELOPMENT EXPENSE: For the three months ended September 30, 1999 sales, marketing and development expense was $819,528 compared with $516,502 recorded in the comparable period in the prior year. The increase was due to the growth of the Company and $125,000 for the development of new marketing programs.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization was $782,552 or 7% of revenues for the three months ended September 30, 1999 compared to $436,020 or 5% of revenues for the comparable period of 1998. The increase in depreciation and amortization is due to the 1998 and 1999 acquisitions.

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

     OTHER EXPENSE: The loss on disposal of assets of $46,961 for the three months ended September 30, 1999 resulted from the disposal of surplus equipment.

     INCOME TAX PROVISION (BENEFIT): The Company recorded no benefit for income taxes for the three months ended September 30, 1999, due to the continued losses incurred by the Company. As the Company continues to grow, management will evaluate the realizability of the loss carry forward and adjust the valuation allowance accordingly.

NINE MONTHS ENDED SEPTEMBER 30, 1999

     NET INCOME (LOSS): For the nine months ended September 30, 1999, the Company reported a net loss of $877,247 on revenues of $28,800,754 versus a net loss of $1,520,514 on revenues of $18,221,028 for the nine months ended September 30, 1998.

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

     COST OF OPERATIONS: Cost of operations for the nine months ended September 30, 1999 was $18,517,914 compared with $12,984,116 for the comparable period in the prior year. The increase is due to the growth of the Company through acquisitions, but as a percentage of revenue decreased from 71% in 1998 to 64% in 1999 due to operational efficiencies. Operating costs in the first quarter of 1999 were negatively affected by seasonality of the business, and in all three of the 1999 quarters by integration costs and repair and maintenance costs associated with recent acquisitions.

     GENERAL AND ADMINISTRATIVE EXPENSE: For the nine months ended September 30, 1999, general and administrative expense was $5,966,075 compared with $4,362,630 recorded in the comparable period in the prior year. Current year expense includes (i) additional payroll cost of the chief executive officer and the chief operating officer who did not draw a salary prior to 1999, (ii) several other employees hired during the latter part of 1998 and early 1999 to support the Company's growth, and (iii) integration costs associated with recent acquisitions. The increase is partially offset by decreases in prior year bonus, relocation and insurance accruals, due to changes in estimates, which had been established during 1998. Prior year expense of $4,362,630 included approximately $800,000 of expense associated with registering the Company with the Securities and Exchange Commission.

     SALES, MARKETING AND DEVELOPMENT EXPENSE: For the nine months ended September 30, 1999 sales, marketing and development expense was $2,151,248 compared with $1,288,562 recorded in the prior year. The increase is due to the growth of the company and $125,000 for the development of new marketing programs.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization was $1,721,988 or 6% of revenues for the nine months ended September 30, 1999 compared to $953,924 or 5% of revenues for the comparable period of 1998. The increase is due to the 1998 and 1999 acquisitions.

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

     OTHER EXPENSE: The loss on disposal of assets of $250,820 for the nine months ended September 30, 1999 resulted from the disposal of surplus equipment.

     INCOME TAX PROVISION (BENEFIT): The Company recorded a tax benefit for the nine months ended September 30, 1999, equal to the tax expense attributable to the extraordinary gain. No additional benefit was recorded due to the continued losses incurred by the Company. As the Company continues to grow, management will evaluate the realizability of the loss carry forward and adjust the valuation allowance accordingly.

     EXTRAORDINARY ITEM: The Company recorded an extraordinary gain of $86,817 (net of $53,000 in income taxes) in the nine months ended September 30, 1999, due to the early extinguishment of debt related to a 1998 acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had cash of $266,967 and working capital of $5,037,256.

     On June 26, 1998, the Company entered into a $40 million revolving credit agreement with Bank of America, which was amended as of March 31, 1999 (the "Credit Agreement"). The Company may also obtain up to $5 million in letters of credit, subject to availability under the Credit Agreement. Interest is payable monthly at variable rates, depending on the Company's Funded Debt to EBITDA (as defined in the Credit Agreement), but is capped at LIBOR plus 2.25%. The Credit Agreement expires September 26, 2001, is collateralized by a first lien on substantially all assets of the Company and requires the Company to maintain certain financial covenants beginning September 30, 1998. As of September 30, 1999, the Company was not in compliance with certain financial covenants; however, waivers have been obtained from the lender. Availability of funds under the Credit Agreement is limited by the requirement that the Company comply with various loan covenants. As of September 30, 1999 the outstanding balance under the Credit Agreement was $38,301,858.

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


YEAR 2000

          The Company has conducted operations for two years and has only recently grown large enough to require sophisticated computing systems. A complete review of all of the Company's computing needs has recently been undertaken and completed, including various Year 2000 compliant computer programs. The Company has selected Year 2000 compliant hardware and software for its computing needs, has received certifications from its software and hardware vendors, or has conducted the necessary tests, whenever possible, and has completed the implementation of all Year 2000 conversions as of October 1999. The Company incurred a total of $773,000 related to its hardware and software implementation, of which $410,000 has been capitalized and $363,000 has been expensed.

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