Form 10-K
period 1999-12-31
EARTHCARE CO
filed 2000-04-14
CIK 1057489

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

(MARK ONE)

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-24685

                               EARTHCARE COMPANY
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                        58-2335973
        (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                       Identification Number)

         14901 QUORUM DRIVE, SUITE 200                                75240
                 DALLAS, TEXAS                                      (Zip Code)
    (Address of principal executive offices)

       Registrant's telephone number, including area code  (972) 858-6025

       Securities registered pursuant to Section 12(b) of the Act:  None

                                                                NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                                 ON WHICH REGISTERED
             -------------------                                ---------------------
        Common Stock, par value $.0001                          Nasdaq National Market

          Securities registered pursuant to Section 12(g) of the Act:
                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 10, 2000, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $56,150,164.

     Indicate by check mark whether the registrant has filed all documents and reports required by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     On April 10, 2000, the number of shares outstanding of the registrant's common stock, $.0001 par value, was 12,603,853 shares.

     DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE REGISTRANT'S PROXY STATEMENT WITH RESPECT TO THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 25, 2000, ARE INCORPORATED BY REFERENCE IN PART III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               EARTHCARE COMPANY

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I

ITEM 1.    Business....................................................    1
ITEM 2.    Properties..................................................    9
ITEM 3.    Legal Proceedings...........................................   10
ITEM 4.    Submission of Matters to a Vote of Security Holders.........   10
ITEM 4A.   Executive Officers of the Registrant........................   10

                                   PART II
ITEM 5.    Market for Registrant's Common Equity and Related              11
             Stockholder Matters.......................................
ITEM 6.    Selected Financial Data.....................................   13
ITEM 7.    Management's Discussion and Analysis of Financial Condition    14
             and Results of Operations.................................
ITEM 7A.   Quantitative and Qualitative Disclosures About Market          20
             Risk......................................................
ITEM 8.    Financial Statements and Supplementary Data.................   20
ITEM 9.    Changes in and Disagreements with Accountants on Accounting    20
             and Financial Disclosure..................................

                                  PART III
ITEM 10.   Directors and Executive Officers............................   20
ITEM 11.   Executive Compensation......................................   21
ITEM 12.   Security Ownership of Certain Beneficial Owners and            21
             Management................................................
ITEM 13.   Certain Relationships and Related Transactions..............   21

                                   PART IV
ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form    21
             8-K.......................................................
                                                                          23
           Signatures..................................................

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K, including information set forth under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in certain documents incorporated by reference herein constitute "Forward-Looking Statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (together, the "Acts"). In addition, when used in this Form 10-K, the words "believes," "intends," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The Company desires to take advantage of the "safe harbor" provisions of the Acts and is including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-K, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. The Company believes the following risks, uncertainties and other factors could cause such material differences to occur:

          1. The Company's ability to grow through the acquisition and development of non-hazardous liquid waste ("NLW") companies or the acquisition of ancillary businesses, and to identify suitable acquisition candidates at a reasonable cost, and to profitably operate and successfully integrate acquired operations into the Company's other operations. The Company expects competition to exist in the industry to acquire these candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices.

          2. The Company's ability to minimize any potential liabilities, including environmental liabilities, resulting from the acquisition of NLW service providers or to obtain adequate insurance to mitigate any potential exposure to the Company from these liabilities. The Company has obtained representations from the sellers of acquired businesses that no undisclosed liabilities exist and certain rights to indemnification from the sellers for any liabilities. There can be no assurance, however, that undisclosed liabilities do not exist or that the Company will receive any compensation pursuant to its rights to indemnification.

          3. The Company's ability to comply with existing and future rules and regulations of various federal, state and local governmental agencies. Environmental laws and regulations are, and will continue to be, a principal factor affecting the marketability of the services provided by the Company. Changes in these laws or regulations may affect the operations of the Company by imposing additional regulatory compliance costs on the Company, requiring the modification of or adversely affecting the market for the Company's NLW services.

          4. The Company's ability to compete with other NLW service providers. The NLW business is highly competitive and the entrance of new competitors or the expansion of operations by existing competitors in the Company's markets could adversely affect the Company's plans and results of operations.

          5. The development of internal methods for disposition of NLW by current and potential customers of the Company.

          6. The Company's strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board of Directors. In addition, approximately 44% of the Company's outstanding common stock is held by affiliates.

          7. The Company's ability to attract qualified management and retain key personnel of acquired NLW service providers.

          8. The Company's ability to secure the capital and the related costs of such capital necessary to fund its future growth through acquisition and development, as well as internal growth.

          9. Changes in general economic conditions which may affect the demand for the Company's liquid waste collection, processing and disposal services.

          10. Changes in weather conditions which may affect demand for the Company's services.

          11. The Company's ability to develop national and regional accounts for our liquid waste management services and other marketing programs.

          12. Change in demand for by-products we recover from certain liquid waste streams.

     The foregoing review of significant factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosures previously made by the Company.

                                     PART I

ITEM 1.  BUSINESS

GENERAL AND HISTORY

     EarthCare Company ("EarthCare" or the "Company") engages in the following services relating to the nonhazardous liquid waste ("NLW") industry: bulk liquid waste transportation, liquid waste collection, processing, treatment and disposal, maintenance, plumbing and pumping. EarthCare's customers include restaurants, hospitals, military bases, office buildings, apartments, schools, municipalities, industrial businesses, auto and truck service centers and single family residences. EarthCare intends to grow in the NLW industry mainly through internal growth. Selective acquisitions of local service providers may be completed when operational synergies are apparent and the acquired businesses have the potential to expand.

     SanTi Group, Inc. ("SGI") was incorporated in Delaware on August 19, 1997. Effective May 13, 1998, SGI merged with and into Microlytics, Inc., a Delaware corporation ("Micro"), with Micro surviving the merger and changing its name to SanTi Group, Inc. Effective September 21, 1998, SanTi Group, Inc. changed its name to EarthCare. All references to EarthCare or the Company include its operating subsidiaries unless the context indicates otherwise.

DESCRIPTION OF BUSINESS

     The Company generally receives fees to collect, process, treat and dispose of nonhazardous liquid wastes. Collection fees charged to customers vary per gallon by waste stream according to constituents of the waste, expenses associated with collecting and processing the waste, and competitive factors. EarthCare operates a fleet of vehicles to collect waste directly from generators and receives some waste from independent transporters servicing additional waste generators. Using a variety of physical, chemical, thermal and other biological techniques, the waste is broken down into constituent components. Water extracted from the waste is pretreated and then discharged into the municipal sanitary sewer system or applied to leased grasslands. Some solid materials are dried and disposed of in solid waste landfills. At many locations where the Company does not have pretreatment or treatment facilities, the waste is transported to private pretreatment facilities, or, where permitted by local regulations, directly to municipal or private wastewater treatment facilities.

     The Company benefits from federal, state and local regulations prohibiting the disposal of certain waste streams in municipal collection and treatment systems. Although septic systems, restaurants, food processing and preparation facilities and other industrial operations have produced such waste for many years, regulations governing the management of NLW, and the enforcement of such regulations, are becoming increasingly stringent. These requirements have increased the value of EarthCare's services to its customers in recent years. As federal, state and local regulations governing the disposal of NLW increase, EarthCare believes the amount of NLW products delivered to third parties for processing and disposal will continue to increase.

     EarthCare intends to continue to establish local operating facilities or service centers throughout the United States, with initial service centers established in major population centers. Acquired local service providers and partnership and affiliate service arrangements made in the areas will be managed from local service centers. A service center manager at each location will be responsible for the service center's overall performance.

STRATEGY

     EarthCare is focused on:

     - Working to protect the environment and ensure compliance with environmental regulations.

     - Promoting proactive versus reactive services.

     - Building dominant, branded, national positions in select lines of business.

     - Using technology and innovation to differentiate the Company from its competitors.

     - Building a highly qualified company-wide management team.

     During the fourth quarter of 1999, the Company refocused its strategy and changed its organizational structure to recognize management's belief that new proactive service programs would be the key to successful growth. The Company made changes in strategy and organization to promote:

     - Growth from new programs

     - Partnership and affiliate related growth

     - Technology and Internet information services.

The Company believes by developing and marketing new service programs, the Company will increase market share and achieve internal growth. However, these programs, which began in fiscal year 2000, are in their early implementation stages or are still being developed and there can be no assurance that the Company will achieve these objectives.

OPERATIONS

     EarthCare has NLW operations in Delaware, Florida, Georgia, Louisiana, Maryland, New Jersey, New York, Pennsylvania and Texas. In addition to serving customers in these states, the Company also provides services to customers in Alabama, Connecticut, Massachusetts, Mississippi, Virginia and West Virginia.

     EarthCare does not currently provide all of its NLW services from every operating location. Septic tank, grease trap and bulk transportation services are provided by operations located near Atlanta and Gainesville, Georgia, several cities in Florida, Northern New Jersey, Eastern Pennsylvania and on Long Island, New York. The Company owns wastewater treatment plants that provide treatment and disposal services for nonhazardous liquid waste customers in Orlando, Florida and Beacon, New York. Plumbing services are provided from operations in the Atlanta, Georgia area and in Orlando and Pompano Beach, Florida.

     EarthCare has expanded its operations to include the oily wastewater and used oil recycling business through its acquisition of Magnum Environmental, Inc. ("Magnum") in September 1999 and the acquisition of International Petroleum Corporation ("IPC") in February 2000. These services are provided by operations based in Wilmington, Delaware, several cities in Florida and New Orleans, Louisiana. Satellite collection centers for these operations are also located in Maryland, New Jersey, and Pennsylvania.

     In the future, EarthCare may expand the lines of NLW services offered at certain locations. Locations that have the necessary land, buildings and dispatch, maintenance, administrative and management services to support additional service lines will be considered. Management will also study local market conditions, including competition in the area, before service lines are expanded in any market. Management believes that there will be opportunities to expand its services in certain markets in the future, but there can be no assurance that this will be successfully accomplished.

     EarthCare has also entered into a management agreement with Liberty Waste, Inc., a Florida corporation in the solid waste industry, to provide management services such as accounting services, investment banking advisory services, bid and bond advice, municipal contract assistance and commercial banking services. EarthCare is entitled to receive a $500,000 fee upon the execution of the management agreement, $250,000 of which has been received, and will receive $75,000 per month for the services provided under the management agreement.

THE NLW INDUSTRY

     The NLW industry is impacted by commercial and residential expansion. The Company estimates that the septic tank and grease trap business segments of the U.S. domestic NLW industry generate approximately $20 billion in revenues annually. Other service lines, such as bulk transportation and plumbing, generate significant additional domestic service revenues. There are approximately 25,000 service providers currently in the septic tank and grease trap segments of the NLW industry and, of these service providers, approximately

75% generate less than $500,000 of annual revenues. Services in this segment of the NLW industry have generally been performed on an event driven or emergency basis. In other business segments such as oily wastewater, bulk transportation and used oil services, competitors tend to be larger and more regional in terms of their operations and services generally are scheduled.

     The Company believes the NLW industry will continue to grow based on increased waste from a growing population and general economic conditions that are driving new building demand and industrial production and the related need for NLW services.

PERSONNEL AND ORGANIZATION

     Currently, 14 employees are headquartered in Dallas, Texas, including executive officers and senior management. In total, the Company employs approximately 800 employees. As of December 31, 1999, the Company employed 478 employees. EarthCare considers its relations with its employees to be good.

     During 1999, the Company's operations were managed as one business segment-nonhazardous liquid waste collection and disposal. As a result of the reorganization during the fourth quarter of 1999, EarthCare's primary services are organized in three separate business units operated under three different trade names: EarthAmerica(SM), EarthLiquids(SM), and ISNetworld(SM). EarthAmerica focuses on the liquid waste needs of residential, restaurant and food service customers. This business unit, which has its own management team with specific program unit heads, also includes EarthCare's bulk transportation and plumbing businesses.

     EarthLiquids(SM) focuses on the used oil and oily wastewater business. This business unit is integrating the Magnum and IPC acquisitions and developing an integrated operating system, including new service programs.

     ISNetworld(SM) is marketing an online network that enables safety councils, on behalf of plants, to monitor and manage safety and training requirements for the many contractors who work at major industrial facilities throughout the country.

     Another component of EarthCare's services are provided by AllenTate Commercial Software, Inc. ("AllenTate"), acquired by EarthCare in August 1999, which specializes in software development and Internet services for industrial companies and developed ISNetworld. AllenTate also supports other EarthCare lines of business with information technology, internet, and other systems needs.

PROGRAMS

     EarthCare has developed or intends to develop new proactive service programs in several of its key business lines. In 2000, EarthAmerica began accepting orders for SeptiShield(SM) and SeptiMax(SM), its residential proactive septic system and service warranty programs. Initially, SeptiShield and SeptiMax will be available in four test markets, Philadelphia, Atlanta, Pompano and Orlando.

     The SeptiMax Service Program provides a full septic system clean-out and inspection every two years and delivery of a bacterial additive four times a year. A scheduled systems monitoring is also provided every six months. The SeptiShield Service and Warranty Program provides a service similar to SeptiMax with a warranty providing for up to $20,000 of protection against specified system failures. As a result, septic systems must pass an inspection to qualify for this program.

     EarthAmerica has been testing an additional program for regional and national restaurant customers. RestaurantCare.com is an online account management program that is currently being tested with a large restaurant operator. EarthCare intends to conduct an additional test of the program with a government agency responsible for filing requirements and onsite inspections for grease traps. RestaurantCare.com has the capacity to reduce paper record keeping, including service information, and manifest data by location, to reduce costs and reporting requirements for customers.

     EarthLiquids is in the early development stages of creating
ComplianceCare(SM), which will be similar to RestaurantCare.com, for customers in the used oil business unit. These customers include gas stations, fast service lube and oil change centers, car dealerships and other automobile and truck service related businesses.

     The Company believes it can successfully implement these programs and create internal growth to reduce the need to acquire companies in new markets. However, there can be no assurance that the Company will achieve these objectives.

PREDECESSOR CORPORATIONS

     SanTi Group, Inc. ("SGI"), a privately-held corporation, was incorporated in Delaware on August 19, 1997, for the purpose of engaging, through its operating subsidiaries, in the following businesses related to the NLW industry: grease trap pumping, septic tank services (including designing, pumping, installation, and maintenance); sewer and drain cleaning services; high pressure jetting services; portable toilet servicing; bulk liquid waste transportation; biosolids management; on-site biotreatment systems and liquid waste processing and disposal. In December 1997, SGI acquired the assets of Bone-Dry Enterprises, Inc. ("Bone Dry") in a share exchange in which each share of Bone-Dry was exchanged for 1.3 shares of SGI. Bone-Dry was formed in March 1997 to acquire businesses in the NLW industry. SGI and Bone-Dry were primarily controlled by Mr. Raymond M. Cash, Vice Chairman of the Board of Directors of the Company, and entities controlled by Mr. Cash. Following a stock split effected in the form of a 0.25 per share stock dividend effective January 30, 1998 (the "Stock Dividend"), SGI had approximately 8,088,379 shares of common stock, $.0001 par value per share (the "SGI Stock"), issued and outstanding as of the date of the merger of SGI into Micro, as described below.

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

THE MERGER AND NAME CHANGES

     On May 13, 1998, SGI was merged with and into Micro under an agreement, and plan of merger, with Micro surviving and changing its name to SGI (the "Merger"). Effective September 21, 1998, SGI changed its name to EarthCare Company by filing an amendment to its Certificate of Incorporation with the Delaware Secretary of State. The Merger was subject to the approval of the Court. On the effective date of the Merger, each issued and outstanding share of SGI stock was converted into one share of common stock of Micro (now EarthCare). These exchange ratios were determined after the 1 for 400 reverse split of Common Stock pursuant to the Plan. This exchange resulted in the receipt of SGI stockholders of approximately 8,088,379 shares of Common Stock, representing approximately 86.2% of the shares of Common Stock issued and outstanding on the effective date of the Merger. All options to acquire shares of SGI stock were also converted into options to receive shares of Common Stock. EarthCare succeeded to all of the assets, liabilities and NLW business of SGI.

ACQUISITIONS

     EarthCare intends to primarily expand its business in the NLW industry through internal growth. However, selective acquisitions may also be considered. These acquisitions will be made with cash, shares of common stock or a combination of cash and shares of common stock. EarthCare's acquisition strategy will focus on increasing the efficiency and profitability of acquisition targets through operational and marketing synergies with EarthCare's existing business operations.

     During 1999, EarthCare completed the following acquisitions of NLW local service providers:

     On March 1, 1999, the Company acquired all of the outstanding capital stock of Reifsneider Transportation, Inc. ("Reifsneider"), a Pennsylvania corporation. Reifsneider is engaged in the nonhazardous liquid waste, transportation, management and disposal business in and around Pennsylvania, New Jersey, New York, Maryland, and Delaware. Consideration for the acquisition consisted of $5,050,000 in cash, 350,000 shares of EarthCare common stock, the delivery of a $200,000 note payable to the former owner of Reifsneider and a working capital adjustment of approximately $715,000.

     On March 31, 1999, the Company acquired all of the outstanding capital stock of Brehm's Cesspool, Inc. ("Brehm's"), a Pennsylvania corporation. Brehm's is engaged in the septic waste collection, transportation, management and disposal business in and around eastern Pennsylvania. Consideration for the acquisition consisted of $1,000,000 in cash and 35,367 shares of EarthCare common stock.

     Effective April 1, 1999, the Company acquired all of the outstanding capital stock of National Plumbing & Drain, Inc. ("National"), a Georgia corporation, in exchange for $1,325,000 in cash, the issuance of 125,159 shares of EarthCare common stock, and the assumption of up to $513,000 in liabilities. National is a residential and commercial sewer and drain services company servicing customers in Georgia.

     On May 1, 1999, the Company acquired the assets of Rooter Plus, Inc ("Rooter Plus") a Georgia corporation, in exchange for $2,600,000 in cash and the issuance of 100,000 shares of EarthCare common stock. Rooter Plus is a residential and commercial sewer and drain services company servicing customers in Georgia.

     Effective August 1, 1999, the Company acquired certain assets of AllenTate Commercial Software ("AllenTate"), a Texas corporation, in exchange for 75,000 shares of EarthCare common stock and the assumption of up to $200,000 in liabilities. The Company will issue an additional 120,000 shares of unregistered EarthCare common stock to the former owners if certain earnings targets are achieved. AllenTate specializes in software development and Internet services for industrial companies.

     On September 1, 1999, the Company acquired all of the outstanding capital stock of Magnum Environmental, Inc. ("Magnum"), a Florida corporation, in exchange for $12,000,000 in cash and 310,000 shares of EarthCare common stock. In addition, the Company issued 275,000 shares of unregistered EarthCare common stock, which is being held in escrow and will be released to the former owners if certain financial targets are achieved. Magnum's core business is the transportation, treatment and disposal of used oil and petroleum contact wastewater streams.

     On November 3, 1999, the Company acquired all of the outstanding stock of Food Service Technologies, Inc., a Texas corporation engaged in the grease trap services business in and around Dallas, Texas. Consideration for the acquisition was 80,383 shares of unregistered EarthCare common stock and the assumption of up to $85,000 in liabilities.

     On November 16 , 1999, the Company acquired all of the outstanding capital stock of Hulsey Plumbing, Heating & Cooling, Inc. and Hulsey Environmental Services, Inc., Georgia corporations ("Hulsey") engaged in the NLW and plumbing business in and around Gainesville, Georgia. Consideration for the acquisition was $1,406,250 in cash and the issuance of 28,005 shares of EarthCare common stock and the assumption of up to $586,750 in liabilities. Additional consideration of 65,271 shares of EarthCare common stock will be paid over a three-year period from the closing date if certain financial conditions are met. In addition, the Company acquired certain assets of an affiliate of Hulsey for 19,523 shares of EarthCare common stock.

     Shares of common stock issued in these acquisitions (except unregistered shares) were issued pursuant to EarthCare's Post-Effective Amendment No. 2 to its Registration Statement on Form S-1.

     In connection with each acquisition, EarthCare may have assumed or succeeded to certain liabilities of the acquired businesses or assets which may include environmental liabilities. EarthCare has obtained representations from the sellers of the acquired businesses or assets that no undisclosed liabilities exist and certain rights to indemnification from the sellers for any liabilities. There can be no assurance, however, that undisclosed liabilities do not exist or that EarthCare will receive any compensation pursuant to its rights to indemnification.

RECENT ACQUISITIONS

     On February 15, 2000, the Company acquired all of the outstanding capital stock of World Fuels Services Corporation's oil recycling services division, International Petroleum Corporation (IPC). IPC operates major recycling centers in Wilmington, Delaware, Plant City, Florida, and New Orleans, Louisiana, and satellite collection centers strategically located near its customer base. IPC collects and receives, directly from customers, nonhazardous used oil, oil filters and oily wastewater. The aggregate purchase price for IPC was $33,000,000, with $28,000,000 paid in cash and the balance in the form of 750,458 shares of EarthCare common stock.

     On March 10, 2000, EarthCare acquired all of the outstanding capital stock of All County Resource Management Corporation ("All County"). Headquartered in Vernon, New Jersey, All County provides collection, transportation, treatment and disposal services to NLW customers in Connecticut, Pennsylvania, New Jersey and New York. The aggregate purchase price was $12,300,000, consisting of $7,800,000 in cash and the remainder in the form of 598,686 shares of unregistered EarthCare common stock.

     The Company funded the cash portion of the purchase price for IPC and All County with borrowings under the Company's revolving credit facility with Bank of America, N.A., and BankBoston, N.A., and proceeds from the issuance of its 12% subordinated notes.

COMPETITION

     EarthCare competes with a significant number of other NLW service providers. Competitors compete primarily on the basis of proximity to collection operations, fees charged, quality and cost of service. EarthCare must compete with area landfills that accept grease trap waste. Future technological changes and innovations may result in a reduction of the amount of NLW generated, or in alternative methods of treatment and disposal being developed. EarthCare also faces competition from customers that may seek to enhance and develop their own methods of disposal. Increased use of internal treatment and disposal methods and other competitive factors may have a material adverse effect on EarthCare's business, results of operations and financial condition.

     EarthCare will be at a disadvantage in competing against service providers that are better capitalized, have greater name recognition, have more background and experience, have greater financial, technical, marketing, and other resources and skills, have better facilities and are able to provide services or products at a lower cost than EarthCare. New competitors may enter EarthCare's markets due to the low barriers to entry in the NLW industry. As a result of these competitive factors, there can be no assurance that EarthCare's growth and strategy will be successful or that EarthCare will be able to generate cash flow adequate for its operations and to support future acquisitions and internal growth.

     In addition to internal growth, the growth of EarthCare may depend on its continued acquisition of NLW service providers. EarthCare expects competition to exist in the industry to acquire these candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition costs. Acquisitions of these entities entail various risks, including failure of the acquired service providers to achieve expected results, diversion of management's attention, failure to retain key personnel of the acquired service providers and risks associated with unanticipated events and liabilities. All of these risks may have an adverse effect on the ability of EarthCare to make additional acquisitions and on its business condition and results of operations. Any complementary businesses that are acquired also may not be successfully integrated.

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

     On November 29, 1985, the EPA issued final regulations under RCRA which restrict the burning of waste oil. These regulations prohibit burning waste oil in non-industrial boilers unless the oil meets certain standards of lad, arsenic, chromium, chlorine, cadmium, and flashpoint levels. The regulations do not restrict the burning of waste oil in industrial boilers and furnaces. These regulations have not had a significant impact on the Company's business because the Company does not presently sell recycled fuel to non-industrial burners. Industrial burners of recycled oil, however, must comply with certain notification and administrative procedures.

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

     The Clean Air Act of 1978, as amended in 1977, was the first major federal environmental law to establish National Ambient Air Quality Standards for certain air pollutants, which are to be achieved by the individual states through State Implementation Plans ("SIPs"). SIPs typically attempt to meet ambient standards by regulating the quantity and quality of emissions from specific industrial sources. For toxic emissions, the Act authorizes the EPA to regulate emissions from industrial facilities directly. The EPA also directly establishes emissions limits for new sources of pollution, and is responsible for ensuring compliance with air quality standards. The Clean Air Act Amendments of 1990 (the "1990 Amendments") place the primary responsibility for the prevention and control of air pollution upon state and local governments. The 1990 Amendments require regulated emission sources to obtain operating permits, which could impose emission limitations, standards, and compliance schedules.

     The Clean Water Act of 1972, as amended in 1987, establishes water pollutant discharge standards applicable to many basic types of manufacturing plants and imposes standards on municipal sewage treatment plants. The Act requires states to set water quality standards for significant bodies of water within their boundaries and to ensure attainment and/or maintenance of those standards. Most industrial and government facilities must apply for and obtain discharge permits, monitor pollutant discharges, and under certain conditions reduce certain discharges.

     The Safe Drinking Water Act, as amended in 1986, regulates public water supplies by requiring the EPA to establish primary drinking water standards. These standards are likely to be further expanded under the EPA's evolving groundwater protection strategy which is intended to set levels of protection or clean-up of the nation's groundwater resources. These groundwater quality requirements will then be applied to RCRA facilities and CERCLA sites, and remedial action will be required for releases of contaminants into groundwater.

     The National Pollutant Discharge Elimination System ("NPDES"), a program promulgated under the Clean Water Act, permits states to issue permits for the discharge of pollutants into the waters of the United State in lieu of federal EPA regulation. State programs must be consistent with minimum federal requirements, although they may be more stringent. NPDES permits are required for, among other things, certain industrial discharges of storm water.

     The Oil Pollution Act of 1990 imposes liability for oil discharges, or threats of discharge, into the navigable waters of the United States on the owner or operator of the responsible vessel or facility. Oil is defined to include oil refuse and oil mixed with wastes other than dredged spoil, but does not include oil designated as a hazardous substance under CERCLA. The Act requires the responsible party to pay all removal costs, including the costs to prevent, minimize or mitigate oil pollution in any case in which there is a discharge or a substantial threat of an actual discharge of oil. In addition, the responsible party may be held liable for damages for injury to natural resources, loss of use of natural resources and loss of revenues from the use of such resources.

     During the ordinary course of its operations, the Company has from time to time received, and expects that it may in the future receive, citations or notices from governmental authorities that its operations are not in compliance with its permits or certain applicable regulations, including various transportation, environmental or land use laws and regulations. The Company generally seeks to work with the authorities to resolve the issues raised by such citations or notices. There can be no assurance, however, that the Company will always be successful in this regard, and the failure to resolve a significant issue could result in adverse consequences to the Company.

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

CUSTOMERS

     EarthCare's customers include restaurants, hospitals, military bases, office buildings, apartments, schools, municipalities, industrial businesses, auto and truck service centers and single family residences. No customers accounted for more than ten percent of EarthCare's revenues during 1999.

INCORPORATION AND EXECUTIVE OFFICE

     EarthCare, formerly SanTi Group, Inc., was incorporated in Delaware on August 19, 1997. Its principal executive offices are located at 14901 Quorum Drive, Suite 200, Dallas, Texas 75240. EarthCare's telephone number at such offices is (972) 858-6025. EarthCare's predecessor corporation, Micro, was incorporated in Delaware on August 19, 1997.

ITEM 2.  PROPERTIES

     EarthCare's corporate offices in Dallas, Texas are subleased from VHA Southwest, Inc., for a current rate of $17,089 per month, expiring July 31, 2003.

     EarthCare Company owns the following facilities: (i) property located at 1280 N.E. 48th Street, Pompano Beach, Florida and the commercial buildings thereon (ii) property located at 5690 W. Midway Road, Ft. Pierce, Florida and the commercial buildings thereon, (iii) property located at McCloskey Blvd, Tampa, Florida and the commercial buildings thereon, (iv) property located in Center Hill, Florida and the commercial buildings thereon, (v) property located at 9401 Fairgrounds Road, West Palm Beach, Florida and the commercial buildings thereon, and (vi) property located at 223 Fellowship Road, Eagle, Pennsylvania and the office and commercial buildings thereon.

     The following properties are leased by subsidiaries of EarthCare: (i) property in Pompano Beach, Florida leased by A Rapid Rooter Sewer and Drain from William E. and Joan C. Rice for a rate of $4,240 per month, expiring August 13, 2000, which is guaranteed by EarthCare; (ii) property in Orlando, Florida leased by Brownie Environmental Services, Inc. from Seagraves, Inc. for $8,000 per month, expiring March 5, 2003, which is guaranteed by EarthCare; (iii) property in Austell, Georgia leased by Quality Plumbing and Septic, under a sublease from BFI Services Group, Inc. for $4,914 per month, expiring January 13, 2001, which is guaranteed by EarthCare; (iv) properties in Deer Park, New York leased by RGM Liquid Waste Removal consisting of: (1) property leased from Equitable Enterprises Realty for $6,900 per month until July 31, 2001 and increasing to $11,500 per month, expiring May 31, 2002, and (2) property leased from Equitable Enterprises Realty for $1,000 per month until July 31, 2001, and increasing to $2,000 per month, expiring May 31, 2002, which is guaranteed by EarthCare; (v) property in Dallas, Texas leased by Liquid Waste Control from W.B. Kibler Construction for $2,300 per month, expiring December 1, 2001, which is guaranteed by EarthCare; and (vi) the following properties leased by AllenTate in Sugarland, Texas: (1) property leased from Sugarland Properties Incorporated for $8,247 per month, expiring August 17, 2003, and (2) property from I&M Properties for $1,212 per month, expiring April 30, 2001, which is guaranteed by EarthCare.

ITEM 3.  LEGAL PROCEEDINGS

     Eldredge Wastewater Management Company ("Eldredge") instituted an arbitration proceeding before the American Arbitration Association against the Company for an alleged breach of contract. The Company purchased certain assets owned by Eldredge under the terms of an Asset Purchase Agreement between the Company and Eldredge. As a condition of the closing of the acquisition, the Company entered into a separate agreement with an affiliate of Eldredge, for the disposal of oily wastes collected by the Company within a defined territory. Eldredge alleged the Company breached such agreement in that the Company is not bringing the oily wastes collected within the area included within such agreement to the affiliate for disposal. Arbitration proceedings for the claim were completed in April 2000 but no decision has been rendered. The Company has zealously presented its position that it has not breached the agreement and does not believe that a decision, even if favorable to Eldredge, will have a material adverse effect on the Company's business or operations.

     Additionally, EarthCare may become involved in litigation and claims arising out of the ordinary course of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers and key employee are as follows:

               OFFICERS                  AGE                  POSITION
               --------                  ---                  --------
Donald F. Moorehead, Jr................  49    Chief Executive Officer
                                               Chairman of the Board
Harry M. Habets........................  50    President
                                               Chief Operating Officer
                                               Director
William M. Addy........................  40    Vice President of Marketing
                                               Sales and Corporate Development
                                               Director
KEY EMPLOYEE
---------------------------------------
Daniel M. Self.........................  54    Corporate Controller

     Donald F. Moorehead, Jr., Chief Executive Officer and Chairman of the Board since June 1998. Mr. Moorehead served as Vice Chairman and Chief Development Officer of USA Waste Services, Inc. ("USA Waste") from May 1994 through August 1997. From October 1990 until May 1994, he served as Chairman of the Board and Chief Executive Officer of USA Waste. Mr. Moorehead was also a founder of USA Waste. Mr. Moorehead has served as Director for the Environmental Research and Education Foundation since November of 1996. Mr. Moorehead serves on the board of FYI, Inc., a document and information outsourcing company.

     Harry M. Habets, President, Chief Operating Officer and Director of EarthCare since August 1999. Mr. Habets has over 25 years of domestic and international business experience. Mr. Habets was Managing Director of UK Waste, a $350 million joint venture of Wessex Water and Waste Management International in the United Kingdom from July 1997 to May 1999. Mr. Habets was employed by Waste Management from 1985 to 1999 where he served as Vice President of Operations for Waste Management International, President of WMI Medical Services and Vice President and Region Manager in the United States.

     William M. Addy, Vice President of Marketing, Sales and Corporate Development since April 1999 and Director since March 2000. Mr. Addy joined the Boston Consulting Group ("BCG") in 1986, where he was a consultant on issues of marketing, sales and strategy with leading packaged goods, industrial products and service companies. Mr. Addy was elected a partner of BCG in 1992.

     Daniel M. Self, Corporate Controller since December 1999. Mr. Self served as Controller with Rubbish Removal, Inc. in El Paso, Texas from September 1997 until December 1999. Prior to 1997, Mr. Self was employed by Waste Management, Inc. for eighteen years in several capacities, the last of which was the District Controller for landfills in Dallas and Fort Worth, Texas.

     The Company has been conducting an executive search to fill the vacant Chief Financial Officer position and hopes to announce a new Chief Financial Officer by May 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

     The common stock was listed on the Nasdaq OTC Bulletin Board in June 1998. In July 1999, the common stock was listed for trading on the Nasdaq National Market. The trading symbol for the common stock was changed from "ECUS" to "ECCO" in July 1999. The closing price for the Common Stock on April 10, 2000 was $6.75 per share.

     The following tables set forth, for the periods indicated, the high and low closing prices for the common stock as reported by Nasdaq. Over-The-Counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

YEAR                                     FISCAL QUARTER ENDED          HIGH       LOW
----                               ---------------------------------  -------   -------
2000.............................  March 31, 2000                     $ 9.750   $ 5.750
1999.............................  March 31, 1999                      16.750    14.000
                                   June 30, 1999                       16.125    14.000
                                   September 30, 1999                  16.188    11.375
                                   December 31, 1999                   12.375     8.000
1998.............................  June 30, 1998 (from 6/16/98)        19.000    13.000
                                   September 30, 1998                  24.750    16.500
                                   December 31, 1998                  $17.000   $14.750

     As of April 10, 2000, there were 957 record holders of the Common Stock.

     EarthCare has contractual obligations to issue up to 460,271 additional shares of common stock if the conditions relating to financial guarantees contained in certain acquisition agreements with NLW service providers are met. As of April 10, 2000, warrants to purchase approximately 163,977 shares of common stock with an average exercise price of $5.80 were outstanding. EarthCare has also issued warrants to purchase 50,000 shares of common stock with an exercise price of $13.00 per share and 35,000 shares of common stock with an exercise price of $14.00 per share to Bank of America, N.A, pursuant to the existing or prior credit agreements. In connection with the current credit agreement, EarthCare also issued warrants to purchase 10,000 shares of common stock at an exercise price of $15.50 per share to Bank Boston, N.A. The Company also issued warrants to purchase 400,000 shares of common stock to the purchasers of the 12% subordinated notes in February 2000. Options are outstanding to various employees, officers and directors and other non-employees to purchase a total of 2,770,904 shares of common stock at exercise prices ranging from $6.00 to $25.00 per share.

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

RECENT SALES OF UNREGISTERED SECURITIES

     On October 11, 1999, the Company completed a $15,000,000 private placement of its 10% convertible subordinated debentures, due October 2006 (the "Debentures"). As of December 31, 1999, $13,962,500 of the Debentures were outstanding. The remaining $1,037,500 of Debentures was issued in January 2000. The Debentures accrue interest at 10% per annum from the date of issuance, payable quarterly for (i) for the first two years, through the issuance of additional debentures at the option of the Company, (ii) the next two years, in cash, unless prohibited by senior lender covenants (in which event the interest may be paid by issuance of additional debentures), and (iii) thereafter, in cash. The Debentures are unsecured obligations of the Company and are subordinated in right of payment to existing and future senior indebtedness of the Company. The Debentures are convertible at any time at the election of the holder into shares of EarthCare common stock, at a price per share equal to $11.50 per share, subject to downward adjustment based on certain antidilution provisions, as provided in the debenture agreement. In February 2000, the conversion price was reduced to $6.663 per share as a result of warrants which were issued in connection with the Company's Notes. The Debentures not previously called or converted will be due and payable on October 31, 2006. Approximately 33% of the Debentures were purchased by two of the Company's majority shareholders.

     On February 16, 2000, the Company completed a $20,000,000 private placement of its 12% subordinated notes, due February 2008 (the "Notes"). The Company also issued warrants to purchase, at an exercise price of $6.663 per share, 400,000 shares of the Company's Common Stock with the Notes. The warrants are exercisable for five years from the date of issuance. The Notes accrue interest at 12% per annum from the date of issuance, payable semi-annually on September 30 and March 30, in each year commencing on September 30, 2000. The Company may pay interest by issuing shares of Common Stock, in the aggregate principal amount equal to interest due and payable on an interest payment date as provided in the note agreement. In addition, the interest due and payable on September 30, 2000, may be deferred to March 30, 2001, as provided in the note agreement. Approximately 75% of the Notes were purchased by two of the Company's majority shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company. The selected financial data for the period from inception (March 19, 1997) to December 31, 1997 and for the years ended December 31, 1998 and 1999, are derived from the audited financial statements of the Company. The selected financial data for the years ended December 31, 1995 and 1996 and for the period from January 1, 1997 to December 21, 1997 are derived from the audited financial statements of the predecessor of the Company. As a result of acquisitions occurring in 1997, 1998 and 1999, the Company's historical financial statements are not representative of the financial results expected for future periods. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements of the Company and Predecessor and notes thereto included elsewhere herein.

                                                                                                   SUCCESSOR
                                                      PREDECESSOR                  -----------------------------------------
                                        ----------------------------------------      PERIOD
                                                                       PERIOD          FROM
                                                                        FROM        INCEPTION
                                               YEAR ENDED            JANUARY 1,     (MARCH 19,            YEAR ENDED
                                              DECEMBER 31,            1997 TO        1997) TO            DECEMBER 31,
                                        -------------------------   DECEMBER 21,   DECEMBER 31,   --------------------------
                                           1995          1996           1997           1997          1998           1999
                                        ----------   ------------   ------------   ------------   -----------   ------------
STATEMENT OF OPERATIONS DATA:
  Revenues............................  $1,499,392    $1,832,043     $1,218,268     $  737,858    $25,690,672   $ 41,813,333
                                        ----------    ----------     ----------     ----------    -----------   ------------
  Operating Expenses:
    Cost of Operations................     615,069       785,996        625,892        406,638     17,907,036     27,601,273
    General and Administrative........     754,580       757,655        646,273        442,040      5,796,164     10,520,254
    Sales, Marketing and
      Development.....................          --            --             --         79,332      1,713,211      3,246,440
    Depreciation and Amortization.....      94,948       122,296        121,496        127,338      1,348,357      2,663,286
    Provision for Impairment of
      Intangible Assets...............          --            --             --             --             --     11,261,000
                                        ----------    ----------     ----------     ----------    -----------   ------------
        Total Operating Expenses......   1,464,597     1,665,947      1,393,661      1,055,348     26,764,768     55,292,253
                                        ----------    ----------     ----------     ----------    -----------   ------------
  Income (Loss) from Operations.......      34,795       166,096       (175,393)      (317,490)    (1,074,096)   (13,478,920)
  Interest Expense....................      45,475        70,868         22,077        104,494        657,455      2,256,373
  Interest Income.....................          --            --             --             --             --        (86,022)
  Other Expense (Income)..............       7,404        (2,500)      (204,124)            --          2,101        225,845
                                        ----------    ----------     ----------     ----------    -----------   ------------
  Income (Loss) Before Income Taxes
    and Extraordinary Item............     (18,084)       97,728          6,654       (421,984)    (1,733,652)   (15,875,116)
  Income Tax Provision (Benefit)......      (3,304)       39,094          4,334       (163,632)      (304,562)       571,060
                                        ----------    ----------     ----------     ----------    -----------   ------------
  Income (Loss) Before Extraordinary
    Item..............................     (14,780)       58,634          2,320       (258,352)    (1,429,090)   (16,446,176)
  Extraordinary Item, Gain on Early
    Extinguishment of Debt (net of
    taxes of $53,000).................          --            --             --             --             --         86,817
                                        ----------    ----------     ----------     ----------    -----------   ------------
  Net Income (Loss)...................  $  (14,780)   $   58,634     $    2,320     $ (258,352)   $(1,429,090)  $(16,359,359)
                                        ==========    ==========     ==========     ==========    ===========   ============
  Income (Loss) per Share Before
    Extraordinary Item -- Basic and
    Diluted...........................         N/A           N/A            N/A     $    (0.13)   $     (0.17)  $      (1.59)
                                        ==========    ==========     ==========     ==========    ===========   ============
  Extraordinary Item per Share Basic
    and Diluted.......................         N/A           N/A            N/A     $       --    $        --   $        .01
                                        ==========    ==========     ==========     ==========    ===========   ============
  Net Income (Loss) per Share --
  Basic and Diluted...................         N/A           N/A            N/A     $    (0.13)   $     (0.17)  $      (1.58)
                                        ==========    ==========     ==========     ==========    ===========   ============
  Weighted Average Shares
    Outstanding -- Basic and
    Diluted...........................         N/A           N/A            N/A      1,940,536      8,427,407     10,321,164
                                        ----------    ----------     ----------     ----------    -----------   ------------

                                                            AT DECEMBER 31,
                                    ----------------------------------------------------------------
                                      1995        1996         1997          1998           1999
                                    ---------   ---------   -----------   -----------   ------------
BALANCE SHEET DATA:
  Working Capital (Deficit).......  $(104,623)  $(130,188)  $(1,153,561)  $   938,120   $  2,426,363
  Intangibles, Net (1)............         --          --     1,473,489    20,166,445     29,582,485
  Total Assets....................    855,192   1,102,047     2,614,143    33,290,279     75,160,692
  Long-Term Debt, including
     Current Portion..............    437,735     539,859       303,955     9,327,940     47,487,588
  Retained Earnings (Deficit).....    211,807     270,441      (258,352)   (1,687,442)   (18,046,801)
          Total Shareholders'
            Equity................    212,307     270,941       812,453    19,016,070     19,615,724

---------------

(1) Intangibles, Net, consist primarily of goodwill and noncompete agreements. Noncompete agreements are amortized over the lives of the contracts. Goodwill is being amortized over 40 years. See Note 2 to EarthCare's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     EarthCare engages in services relating to the NLW industry. These services include bulk liquid waste transportation, liquid waste collection, processing, treatment, disposal, maintenance, plumbing and pumping of NLW. The customers of EarthCare include restaurants, hospitals, military bases, office buildings, apartments, schools, municipalities, industrial businesses, auto and truck service centers and single family residences.

     EarthCare intends to expand its business in the NLW industry through internal growth from new programs, partnership and affiliate alliances and development of technology and Internet information systems. Future acquisitions may focus more on the oily water and used oil recycling business and will be made with cash, shares of common stock or a combination of cash and shares of common stock.

     The NLW industry serves a basic need -- the collection, treatment and disposal of NLW waste. Demand for NLW services is driven primarily by population and the general level of economic activity. Increasing regulation at the federal, state and local level, as well as increased awareness of and demand for, a safer and cleaner environment are creating the need for a more professional and environmentally responsible NLW industry.

  GENERAL

     The Company derives the majority of its revenues from commercial and residential services and industrial liquid waste transportation, processing and disposal. Collection fees charged to customers vary per gallon by waste stream according to constituents of the waste, expenses associated with processing the waste and competitive factors. Cost of operations consist of fixed costs such as salaries and benefits of vehicle operators and construction labor and variable costs such as supplies, maintenance, fuel and equipment rentals. General and administrative costs consist primarily of compensation and related benefits for executives and administrative staff, marketing and development activities, advertising, office rent, communications and professional fees. Depreciation and amortization expense primarily relates to the depreciation of capital assets, the amortization of excess cost over the fair value of net assets acquired (goodwill) and other intangible assets.

     From its inception on March 19, 1997 through December 31, 1999, the Company has acquired 17 businesses, all of which were accounted for using the purchase method of accounting. In connection with these acquisitions the Company recorded goodwill of approximately $30.3 million, which is being amortized over 40 years. During the fourth quarter of 1999, the Company determined that its internal reorganization and a change in the Company's business strategy necessitated an evaluation of the carrying value of certain of its long-lived assets. In that regard, the Company applied the guidance of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which resulted in a write-down of goodwill in the amount of $11.3 million. Such write-down was recorded as a provision for impairment of intangible assets in the fourth quarter of 1999 and is more fully described below. At December 31, 1999, the Company's balance sheet includes remaining net goodwill of $28.9 million. This amount represents 38% of total assets and 147% of stockholders' equity. Goodwill arises when the purchase price and other related costs for a business acquisition exceed the fair value of the net assets acquired.

     In connection with each of its acquisitions, the Company attempts to implement a number of cost saving measures, including possible reductions in management levels and other personnel, the implementation of centralized management and cost controls and the elimination of duplicate collection routes.

RESULTS OF OPERATIONS

     On March 20, 1997, the Company purchased certain assets of Andrews associated with the Andrews grease disposal business. On December 22, 1997, the Company acquired the remaining assets and ongoing business of Andrews. For financial reporting purposes Andrews is considered the predecessor to the Company (the "Predecessor"). As a result of the Company's numerous acquisitions in recent years, the Company believes that period-to-period comparisons, although presented below, are not meaningful and are not necessarily indicative of financial results expected in future periods.

     The following table sets forth the percentage of certain items in relation to net revenue:

                                                                                   SUCCESSOR
                                                                        --------------------------------
                                                        PREDECESSOR     PERIOD FROM
                                                      ---------------    INCEPTION
                                                        PERIOD FROM      (MARCH 19,       YEAR ENDED
                                                      JANUARY 1, 1997     1997) TO       DECEMBER 31,
                                                       DECEMBER 21,     DECEMBER 31,   -----------------
                                                           1997             1997          1998      1999
                                                      ---------------   ------------   ----------   ----
Revenues............................................       100%            100%          100%       100%
Expenses
  Cost of Operations................................         51              55            70        66
  General and Administrative........................         53              60            23        25
  Sales, Marketing and Development..................         --              11             6         8
  Depreciation and Amortization.....................         10              17             5         6
  Provision for Impairment of Intangible Assets.....         --              --            --        27
                                                            ---             ---           ---       ---
          Total Operating Expenses..................        114             143           104       132
                                                            ---             ---           ---       ---
Income (Loss) From Operations.......................        (14)            (43)           (4)      (32)
Interest Expense....................................          2              14             3         5
Other (Income) Expense..............................        (17)             --            --         1
                                                            ---             ---           ---       ---
Income (Loss) Before Income
  Taxes and Extraordinary Item......................          1             (57)           (7)      (38)
                                                            ---             ---           ---       ---
Income Tax Provision (Benefit)......................          1             (22)           (1)        1
                                                            ---             ---           ---       ---
Income (Loss) Before
  Extraordinary Item................................         --             (35)           (6)      (39)
Extraordinary Item, Gain On
  Early Extinguishment Of Debt......................         --              --            --         1
                                                            ---             ---           ---       ---
Net Income (Loss)...................................        --%             (35)%          (6)%     (39)%
                                                            ===             ===           ===       ===

YEAR ENDED DECEMBER 31, 1999

     Revenues: Revenues totaled $41,813,333 for the year ended December 31, 1999, and consist of revenues from each of the nine businesses acquired in 1997 and 1998, plus revenues from the eight businesses acquired during 1999 from the date of each acquisition. The eight acquisitions completed during 1999 contributed approximately $17.3 million or 41% of revenues for the year ended December 31, 1999.

     Cost of Operations: Cost of operations totaled $27,601,273 for the year ended December 31, 1999 as compared to $17,907,036 in 1998. Such amounts consist of fixed costs such as salaries and benefits of operational employees and variable costs such as disposal fees, supplies, maintenance, fuel and equipment rentals. These costs have increased due to the Company's acquisitions during 1999, but as a percentage of revenues decreased from 70% in 1998 to 66% in 1999 due to operational efficiencies.

     General and Administrative: For the year ended December 31, 1999, general and administrative expense totaled $10,520,254 or 25% of revenues. General and administrative expense includes recurring costs such as (i) compensation, benefits and other expenses for executives and administrative staff, (ii) legal and professional, and public relations fees, (iii) insurance and rent expense, and (iv) bad debt expense. General and administrative expense for 1999 also includes costs which are not expected to recur such as (i) computer software implementation and development costs of approximately $300,000 related to the Company's new information technology system which was implemented in 1999, (ii) administrative integration costs of approximately $100,000 related to the Company's 1999 acquisitions, and (iii) severance costs of approximately $338,000 associated with the separation of certain executive officers and employees during 1999. In addition, general and administrative expense for 1999 was reduced during 1999 by approximately $600,000 related to the reversal of 1998 accruals for bonuses, relocation costs, and insurance reserves due to changes in estimates.

     Sales, Marketing and Development: For the year ended December 31, 1999, sales, marketing and development expense totaled $3,246,440 or 8% of revenues, as compared to $1,713,211 or 7% of revenues in 1998. The 1999 amount reflects ongoing sales efforts from the Company's traditional businesses, as well as marketing and development activities related to new programs such SepiShield, SeptiMax and RestaurantCare.com These new programs reflect the Company's move to increase its focus on internal growth.

     Depreciation and Amortization: Depreciation and amortization was $2,663,286 or 6% of revenues for the year ended December 31, 1999, as compared to $1,348,357 or 5% of revenues in 1998. The increase in 1999 relates to the acquisitions in 1998 and 1999.

     Provision for Impairment of Intangible Assets: The Company recorded a provision for impairment of intangible assets in the fourth quarter of 1999 of approximately $11.3 million, based on the Company's assessment of certain of its long-lived assets, under the guidance of FAS 121. During the fourth quarter of 1999, the Company reorganized its business and changed its business strategy. The previous business plan, under which the Company's 1997 and 1998 acquisitions were made, was predicated upon a rapid pace of small to medium sized acquisitions of residential and light commercial septic maintenance, pumping and disposal services companies and integrating these companies under regional management in anticipation of achieving synergistic benefits. In November 1999, the Company announced a new business plan for EarthCare that set forth a plan for three basic operations of the business: the existing septic business, modified to rely more on a distributorship approach of providing services, and two additional areas that the Company will actively pursue going forward, industrial liquid/oily water waste and environmental compliance software development. The new plan will de-emphasize the traditional residential services in the manner in which they were delivered by the predecessor companies (the 1997 and 1998 acquisitions).

     Based on the events and changes in circumstances noted above, the Company evaluated the recoverability of the net book value of the fixed assets and intangible assets of its residential service companies, based on the estimated undiscounted future cash flows of these companies. For the companies whose carrying values exceeded the estimated undiscounted future cash flows, an impairment loss was calculated. The impairment loss was measured by the amount that the carrying value of the assets exceeded the fair value of the assets, including goodwill. As no quoted market prices or other market valuation sources were readily available, fair value was estimated based on a present value calculation of expected future cash flows, discounted using a rate of 18% which the Company believes is commensurate with the risks involved in its business. The impairment measurement resulted in a write-down of goodwill of approximately $11.3 million, which has been reported in the Company's consolidated financial statements as a provision for impairment of intangible assets.

     Interest: Interest expense for the year ended December 31, 1999 was $2,256,373 as compared to $657,455 in 1998. The increase in 1999 relates primarily to the additional debt issued in connection with the

1999 acquisitions. The 1999 amount includes interest on the Company's revolving credit agreement in the amount of $1,981,084 and interest on the Company's Debentures in the amount of $230,336. The average effective rate for the Company's borrowings was approximately 8.2% during the year ended December 31, 1999. The Company also realized $86,022 in interest income during 1999.

     Other Expense: The 1999 amount of $225,845 reflects losses on disposal of surplus equipment and abandonment of facilities that were acquired in 1997 and 1998.

     Income Tax: During 1999, a determination was made by management that it is not likely that the deferred tax asset will be realized, accordingly, a 100% valuation allowance has been recorded. As the Company continues to grow, management will evaluate the realizability of this asset and adjust the valuation allowance accordingly.

     Extraordinary Item: The Company recorded an extraordinary gain of $86,817, net of $53,000 in taxes, in the second quarter of 1999, due to the early extinguishment of debt related to a 1998 acquisition.

YEAR ENDED DECEMBER 31, 1998

     Revenues: Revenues for the year ended December 31, 1998, consist of revenues from each of the businesses acquired in 1997 plus revenues from businesses acquired during 1998 from the date of each acquisition. The nine completed acquisitions contributed approximately $24.2 million or 94% of revenues for the year ended December 31, 1998.

     Cost of Operations: Cost of operations consist of fixed costs such as salaries and benefits of vehicle operators and construction labor and variable costs such as disposal fees, supplies, fuel and equipment rentals. The operating margin for the year ended December 31, 1998, was 30%.

     General and Administrative and Sales, Marketing and Development: For the year ended December 31, 1998, these expenses totaling $7,509,375 include non-recurring expenses associated with the relocation of the corporate headquarters to Dallas, Texas; expenses associated with registering the Company as a reporting company with the Securities and Exchange Commission; and costs associated with the establishment of the Company's management team.

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

PERIOD FROM INCEPTION (MARCH 19, 1997) TO DECEMBER 31, 1997

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

SEASONALITY AND INFLATION

     The Company's operations are affected by the weather. Although the Company experiences a certain degree of seasonality in its operations due to weather, this seasonality is lessened through its operations in various geographic areas.

     The Company believes that inflation and changing prices have not had, and are not expected to have, any material adverse effect on its results of operations in the near future.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had cash of approximately $282,000 and working capital of $2,426,363. During the year ended December 31, 1999, the Company's net cash used in operating activities totaled $5,494,685, of which $16,359,359 was due to the net loss and $4,315,151 was due to changes in operating assets and liabilities. Such amounts were partially offset by non-cash charges of $15,179,825, primarily depreciation and amortization of goodwill of $2,663,286 and the provision for impairment of tangible assets of $11,261,000.

     The Company used $33,221,030 in investing activities during the year ended December 31, 1999. This amount is composed of $27,172,324 related to the 1999 business acquisitions and $4,764,427 related to other capital expenditures.

     Net cash provided by financing activities for the year ended December 31, 1999 totaled $37,958,124 This amount primarily reflects proceeds of $50,825,231 from the issuance of long-term debt, net of $13,100,166 in repayments of long-term debt.

     At December 31, 1998, the Company had cash of approximately $1.0 million and working capital of $938,120. During the year ended December 31, 1998, the Company's net cash used in operating activities totalled $1,470,683, of which $1,429,090 was due to the net loss and $1,246,540 was due to changes in operating assets and liabilities. Such amounts were partially offset by non-cash charges of $1,204,947, primarily depreciation and amortization of goodwill.

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

     On June 26, 1998 the Company entered into a $40 million revolving credit agreement with Bank of America, which was amended as of October 19, 1999 (the "Credit Agreement"). The Company may obtain up to $5 million in letters of credit, subject to availability under the Credit Agreement. Interest is payable monthly at variable rates, depending on the Company's Funded Debt to EBITDA (as defined in the Credit Agreement), but is capped at LIBOR plus 2.25%. The Credit Agreement expires September 26, 2001, is secured by a first lien on substantially all assets of the Company and requires the Company to maintain certain financial covenants. As of December 31, 1999, the outstanding balance under the Credit Agreement was $33,100,000. On February 11, 2000, the Credit Agreement was amended to increase the borrowing capacity to $60 million and to add two of the Company's primary shareholders as guarantors of up to $10 million of the debt outstanding under the Credit Agreement. In addition, on April 14, 2000, the Credit Agreement was amended to waive compliance with certain covenants, modify certain financial covenants and increase the guaranty of the two primary shareholders to $20 million. Availability of funds under the Credit Agreement is limited by the requirement that the Company comply with various loan covenants. The Company's primary requirements for capital (other than those related to acquisitions) consists of purchasing vehicles and equipment used in the operation of its businesses. At March 31, 2000, the Company had approximately $2.1 million available under the Credit Agreement.

     On April 26, 1999, the Company entered into a financial commitment to loan up to $3 million to Crossroads Environmental Corporation ("Crossroads"). Crossroads has permits in Texas to drill deep injection wells for the disposal of NLW. The permitted capacity of the first well that Crossroads plans to drill is 180 million gallons per year. EarthCare has an equity conversion privilege that could enable the Company to own a majority of the equity of Crossroads. As of December 31, 1999, $1,538,000 has been loaned to Crossroads, including accrued interest on the loan.

     On October 11, 1999, the Company completed a $15 million private placement of the Debentures, due October 31, 2006. As of December 31, 1999, $13,962,500 of the Debentures were outstanding. The remaining $1,037,500 of Debentures were issued in January 2000. The Company incurred $867,000 in debt issuance costs associated with the Debentures, which is being amortized over the term of the debt. The Credit Agreement with Bank of America was amended to allow for the issuance of the Debentures. The Debentures accrue interest at 10% per annum from the date of issuance, payable quarterly (i) for the first two years, through the issuance of additional Debentures at the option of the Company, (ii) for the next two years, in cash, unless prohibited by senior lender covenants (in which event the interest may be paid by issuance of additional Debentures), and (iii) thereafter, in cash. The Debentures are unsecured obligations of the Company and are subordinated in right of payment to existing and future senior indebtedness of the Company. The Debentures are convertible at any time at the election of the holder into shares of Common Stock, at a price per share equal to $11.50 per share, subject to downward adjustment based on certain antidilution provisions, as provided in the Debenture agreement. In February 2000, the conversion price as reduced to $6.663 per share as a result of warrants which were issued with the Company's Notes. The Debentures not previously called or converted will be due and payable on October 31, 2006. Approximately 33% was purchased by two of the Company's primary shareholders.

     On February 16, 2000, the Company completed a $20 million private placement of the Notes, due February 2008. The Company also issued warrants to purchase, at an exercise price of $6.663 per share, 400,000 shares of the Company's Common Stock with the Notes. The warrants are exercisable for five years from the date of issuance. The estimated fair value of such warrants was approximately $680,000 on the date of issuance. The Credit Agreement with Bank of America was amended to allow for the issuance of the Notes. The Notes accrue interest at 12% per annum from the date of issuance, payable semi-annually on September 30 and March 30, in each year commencing on September 30, 2000. The Company may pay interest by issuing shares of common stock, in aggregate principal amount equal to interest due and payable on an interest payment date as provided in the note agreement. In addition, the interest due and payable on September 30, 2000, may be deferred to March 30, 2001, as provided in the note agreement. Approximately 75% of the Notes were purchased by two of the Company's primary shareholders.

     On February 15, 2000, the Company acquired all of the outstanding capital stock of IPC. IPC operates major recycling centers in Wilmington, Delaware, Plant City, Florida and New Orleans, Louisiana, and satellite collection centers strategically located near its customer base. IPC collects and receives, directly from customers, nonhazardous used oil, oil filters and oily wastewater. The aggregate purchase price of $33.0 million was paid with $28 million in cash and the balance in the form of 750,458 shares of EarthCare common stock.

     On March 10, 2000, EarthCare acquired all of the outstanding capital stock of All County. Headquartered in Vernon, New Jersey, All County provides collection, transportation, treatment and disposal services to NLW customers in Connecticut, Pennsylvania, New Jersey and New York. The aggregate purchase price of $12.3 million, was paid with $7.8 million in cash and the remainder in the form of 598,686 shares of unregistered EarthCare common stock.

     The Company believes that cash on hand and funds available under the Credit Agreement, the Debentures and the Notes will be adequate to meet the Company's anticipated capital expenditures for 2000, financial commitment to Crossroads and working capital needs, if necessary.

     The Company intends to continue to pursue internal growth and strategic acquisition opportunities. The timing, size or success of any acquisitions effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions primarily through a combination of cash on hand, borrowings under the Credit Agreement and the issuance of shares of common stock and/or preferred stock.

YEAR 2000

     Prior to 2000, the Company had conducted operations for less than two years . The Company selected Year 2000 compliant hardware and software for its computing needs and began implementation of these new systems during the fourth quarter of 1998, which implementation was to ensure proper processing of transactions relating to the Year 2000 and beyond. The Company completed the conversion of all systems in the fourth quarter of 1999 and incurred total costs for its Year 2000 compliant hardware, systems and software of $932,000, $363,000 of which has been expensed.

     Planning for the Year 2000 issue also focused on the systems of various entities with which the Company interacts, including the Company's vendors and customers. Even though the date is now past January 1, 2000, and we have not experienced any immediate adverse impact from the transition to the year 2000, we cannot provide any assurance that our suppliers and customers have not been affected in a manner that is not yet apparent.

     EarthCare will continue to monitor internal Year 2000 compliance issues and the Year 2000 compliance of its suppliers and customers.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements, together with the reports thereon, begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information contained under the heading "Information Concerning Directors" in the Company's Proxy Statement for its annual meeting of stockholders to be held on May 25, 2000 is incorporated herein by reference. See
Item 4A of Part I hereof for information regarding the Company's executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to the Company's Proxy Statement for the Company's 2000 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to the Company's Proxy Statement for the Company's 2000 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to the Company's Proxy Statement for the Company's 2000 annual meeting of stockholders.

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

     (2) Financial Statement Schedule:

     Schedule II -- Valuation and Qualifying Accounts for EarthCare Company

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
      FOR THE PERIOD FROM INCEPTION (MARCH 19, 1997) TO DECEMBER 31, 1999

                                                      BALANCE AT   CHARGED TO                  BALANCE
                                                      BEGINNING    COSTS AND                   AT END
                                                      OF PERIOD     EXPENSES    DEDUCTIONS*   OF PERIOD
                                                      ----------   ----------   -----------   ---------
Period ending December 31, 1997
  Allowance for doubtful accounts...................        --        17,875           --        17,875
Period ending December 31, 1998
  Allowance for doubtful accounts...................    17,875       280,497       20,387       277,985
  Deferred tax valuation allowance..................        --       223,423           --       223,423
Period ending December 31, 1999
  Allowance for doubtful accounts...................   277,985       395,451      261,429       412,007
  Deferred tax valuation allowance..................   223,423     6,552,230           --     6,775,653

---------------

* Deductions represent the write-off of uncollectible receivables, net of recoveries.

     (3) Exhibits:

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
 3.1       --  Certificate of Incorporation of the Company dated May 13,
               1998 (incorporated by reference to Exhibit 3.1 to the
               Company's Registration Statement on Form 10, Registration
               No. 00024685, as amended)
 3.2       --  Bylaws of the Company (incorporated by reference to Exhibit
               3.2 to the Company's Registration Statement on Form 10,
               Registration No. 00024685, as amended)
 4.1       --  Article IV of Registrant's Certificate of Incorporation
 4.2       --  Article VI of Registrant's Certificate of Incorporation
 9.1       --  Voting Trust Agreement (incorporated by reference to Exhibit
               9.1 to the Company's Registration Statement on Form 10,
               Registration No. 00024685, as amended)
10.1       --  Stock Purchase Agreement between EarthCare Company and
               Reifsneider Transportation, Inc., dated February 26, 1999
               (incorporated by reference to Exhibit 2.1 to the Company's
               Form 8-K dated March 1, 1999)
10.2       --  Stock Purchase Agreement between EarthCare Company and
               Charles Brehm, dated March 31, 1999.
10.3       --  Stock Purchase Agreement between EarthCare Company and
               National Plumbing & Drain, Inc., dated April 1, 1999.
10.4       --  Agreement and Plan of Merger, by and between EarthCare
               Company and Vince Hills, Michael H. Patton, George Propes,
               Elizabeth Renee Propes, and David Christopher Propes, dated as of April 5, 1999.
10.5       --  Asset Purchase Agreement between EarthCare Company and
               Rooter Plus, Inc., dated May 1, 1999 (incorporated by
               reference to Exhibit 2.1 to Company's Form 8-K dated May 1,
               1999).
10.6       --  Asset Purchase Agreement between EarthCare Company and
               AllenTate Commercial Software, L.L.P., dated August 1, 1999.
10.7       --  Stock Purchase Agreement by and between EarthCare Company and Albert DiMaria, James Frederico, and Osiris Ramos, dated as of September 1, 1999.
10.8       --  Stock Purchase Agreement between EarthCare Company and Food
               Services Technologies, Inc., dated November 3, 1999.
10.9       --  Stock Purchase Agreement between EarthCare Company and John
               Hulsey, dated November 16, 1999.
10.10      --  Stock Purchase Agreement, by and between EarthCare Company and World Fuel Services Corporation, effective as of
               February 1, 2000 (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated February 15, 2000.)
10.11      --  Amended and Restated Credit Agreement by and between
               EarthCare Company, various financial institutions,
               BankBoston, N.A. and Bank of America, dated as of February
               15, 2000.
10.12      --  Note Agreement by and between EarthCare Company and Donald
               Moorehead, Cash Family Limited Partnership, founders' Equity
               Group, Thomas P. Hughes and George O. Moorehead, dated
               February 11, 2000
10.13      --  Stock Purchase Agreement by and between EarthCare Company and All County Resource Management Corporation, dated March
               10, 2000 (incorporated by reference to Company's Form 8-K
               dated March 10, 2000).
10.14      --  Management Agreement by and between Liberty Waste, Inc. and
               EarthCare Company, dated March 31, 2000.
10.15      --  Form of 10% Convertible Subordinated Debenture Due 2006
21.0       --  Subsidiaries of EarthCare Company.
23.1       --  Consent of PricewaterhouseCoopers LLP

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
23.2       --  Consent of Arthur Andersen LLP
27.1       --  Financial Data Schedule (for SEC use only)

---------------

     (b) Reports filed on Form 8-K during the fourth quarter of 1999:

     Form 8-K/A, dated November 4, 1999, providing financial statements for Magnum Environmental Services, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on April 13, 2000.

                                          EARTHCARE COMPANY

                                          By:       /s/ HARRY HABETS
                                            ------------------------------------
                                                        Harry Habets
                                               President and Chief Operating
                                                           Officer

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

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

            /s/ DONALD F. MOOREHEAD, JR.               Chairman, Chief Executive         April 13, 2000
-----------------------------------------------------    Officer (Principal Executive
              Donald F. Moorehead, Jr.                   Officer) and Director

                 /s/ RAYMOND M. CASH                   Vice Chairman and Director        April 13, 2000
-----------------------------------------------------
                   Raymond M. Cash

                  /s/ HARRY HABETS                     President, Chief Operating        April 13, 2000
-----------------------------------------------------    Officer and Director
                    Harry Habets

                 /s/ DANIEL M. SELF                    Corporate Controller (Principal   April 13, 2000
-----------------------------------------------------    Accounting Officer)
                   Daniel M. Self

                 /s/ WILLIAM M. ADDY                   Vice President of Marketing,      April 13, 2000
-----------------------------------------------------    Sales & Corporate Development,
                   William M. Addy                       Director

                /s/ PHILIP S. SIEGEL                   Director                          April 13, 2000
-----------------------------------------------------
                  Philip S. Siegel

                /s/ BRIAN ROSBOROUGH                   Director                          April 13, 2000
-----------------------------------------------------
                  Brian Rosborough

                 /s/ ELROY G. ROELKE                   Director                          April 13, 2000
-----------------------------------------------------
                   Elroy G. Roelke

                         INDEX TO FINANCIAL INFORMATION

                                                              PAGE
                                                              ----
EarthCare Company and Subsidiaries
  Report of independent accountants.........................   F-2
  Report of independent public accountants..................   F-3
  Consolidated balance sheet................................   F-4
  Consolidated statement of operations......................   F-5
  Consolidated statement of stockholders' equity............   F-6
  Consolidated statement of cash flows......................   F-7
  Notes to consolidated financial statements................   F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of EarthCare Company

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of EarthCare Company and Subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Tulsa, Oklahoma
April 7, 2000, except for the last sentence of
  Note 5(A), as to which the date is April 14, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To EarthCare Company:

     We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of EARTHCARE COMPANY (a Delaware corporation) AND SUBSIDIARIES for the period from inception (March 19, 1997) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of EarthCare Company and subsidiaries' operations and their cash flows for the period from inception (March 19, 1997) to December 31, 1997 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Atlanta, Georgia
April 2, 1998 (except for the fourth paragraph of Note 1 as to which the date is June 29, 1998)

                       EARTHCARE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
                                        ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 1,039,594   $   282,003
  Accounts receivable, net of allowance for doubtful
     accounts of $277,985 and $411,707 in 1998 and 1999,
     respectively...........................................    3,960,520     8,582,145
  Prepaid expenses..........................................      557,669     1,882,654
  Other current assets......................................      445,106        15,375
                                                              -----------   -----------
          Total current assets..............................    6,002,889    10,762,177
                                                              -----------   -----------
Property and Equipment, Net.................................    4,910,004    30,877,976
                                                              -----------   -----------
Other Noncurrent Assets:
  Intangibles, net..........................................   20,166,445    29,582,485
  Other assets..............................................    2,210,941     3,938,054
                                                              -----------   -----------
                                                               22,377,386    33,520,539
                                                              -----------   -----------
                                                              $33,290,279   $75,160,692
                                                              ===========   ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $ 2,761,451   $ 4,873,594
  Accrued expenses..........................................    2,184,818     3,183,786
  Current portion of long-term debt.........................      118,500       278,434
                                                              -----------   -----------
          Total current liabilities.........................    5,064,769     8,335,814
Long-term debt, net of current portion......................    9,209,440    47,209,154
Commitments (Notes 6 and 10)
Stockholders' Equity:
  Preferred stock, $.0001 par value; 30,000,000 shares
     authorized, 0 shares issued and outstanding............           --            --
  Common stock, $.0001 par value; 70,000,000 shares
     authorized, 9,571,533 and 11,250,793 shares issued and
     outstanding in 1998 and 1999, respectively.............          957         1,124
  Additional paid-in capital................................   20,702,555    37,661,401
  Accumulated deficit.......................................   (1,687,442)  (18,046,801)
                                                              -----------   -----------
          Total stockholders' equity........................   19,016,070    19,615,724
                                                              -----------   -----------
                                                              $33,290,279   $75,160,692
                                                              ===========   ===========

          The accompanying notes are an integral part of these consolidated financial statements.

                       EARTHCARE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                         PERIOD FROM
                                                          INCEPTION
                                                         (MARCH 19,              YEAR ENDED
                                                            1997)               DECEMBER 31,
                                                       TO DECEMBER 31,   --------------------------
                                                            1997            1998           1999
                                                       ---------------   -----------   ------------
Revenues.............................................    $  737,858      $25,690,672   $ 41,813,333
                                                         ----------      -----------   ------------
Expenses:
  Cost of operations.................................       406,638       17,907,036     27,601,273
  General and administrative.........................       442,040        5,796,164     10,520,254
  Sales, marketing and development...................        79,332        1,713,211      3,246,440
  Depreciation and amortization......................       127,338        1,348,357      2,663,286
  Provision for impairment of intangible assets......            --               --     11,261,000
                                                         ----------      -----------   ------------
          Total operating expenses...................     1,055,348       26,764,768     55,292,253
                                                         ----------      -----------   ------------
Income (loss) from operations........................      (317,490)      (1,074,096)   (13,478,920)
Other Expense (Income):
  Interest expense...................................       104,494          657,455      2,256,373
  Interest income....................................            --               --        (86,022)
  Other..............................................            --            2,101        225,845
                                                         ----------      -----------   ------------
Income (loss) before income taxes and extraordinary
  item...............................................      (421,984)      (1,733,652)   (15,875,116)
Income tax provision (benefit).......................      (163,632)        (304,562)       571,060
                                                         ----------      -----------   ------------
Income (loss) before extraordinary item..............      (258,352)      (1,429,090)   (16,446,176)
Extraordinary item, gain on early extinguishment of
  debt (net of taxes of $53,000).....................            --               --         86,817
                                                         ----------      -----------   ------------
Net income (loss)....................................    $ (258,352)     $(1,429,090)  $(16,359,359)
                                                         ==========      ===========   ============
Income (Loss) Per Share Before Extraordinary Item:
  Basic and diluted..................................    $    (0.13)     $     (0.17)  $      (1.59)
                                                         ==========      ===========   ============
Extraordinary Item Per Share:
  Basic and diluted..................................    $       --      $        --   $       0.01
                                                         ==========      ===========   ============
Income (Loss) Per Share:
  Basic and diluted..................................    $    (0.13)     $     (0.17)  $      (1.58)
                                                         ==========      ===========   ============
Weighted Average Shares Outstanding:
  Basic and diluted..................................     1,940,536        8,427,407     10,321,164
                                                         ==========      ===========   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       EARTHCARE COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                        COMMON STOCK       ADDITIONAL
                                     -------------------     PAID-IN     ACCUMULATED
                                       SHARES     AMOUNT     CAPITAL       DEFICIT         TOTAL
                                     ----------   ------   -----------   ------------   ------------
Balance, March 19, 1997
  (Inception)......................   1,115,816   $  112   $      (112)  $         --   $         --
  Sale of common stock.............   3,250,000      325       789,675             --        790,000
  Issuance of common stock in
     settlement of notes payable...      14,479        2       263,683             --        263,685
  Issuance of common stock for
     acquired business.............      21,400        2        17,118             --         17,120
  Net loss.........................          --       --            --       (258,352)      (258,352)
                                     ----------   ------   -----------   ------------   ------------
Balance, December 31, 1997.........   4,401,695      441     1,070,364       (258,352)       812,453
  Sale of common stock.............   3,753,397      375    15,499,625             --     15,500,000
  Issuance of common stock for
     acquired businesses...........     460,000       46     1,544,454             --      1,544,500
  Exercise of stock options........     627,500       63       473,062             --        473,125
  Exercise of warrants.............     328,941       32     1,910,830             --      1,910,862
  Issuance of warrant for debt
     issuance costs................          --       --       100,000             --        100,000
  Issuance of options for
     non-employee compensation.....          --       --       104,220             --        104,220
  Net loss.........................          --       --            --     (1,429,090)    (1,429,090)
                                     ----------   ------   -----------   ------------   ------------
Balance, December 31, 1998.........   9,571,533      957    20,702,555     (1,687,442)    19,016,070
  Issuance of common stock for
     acquired businesses...........   1,493,437      150    15,485,930             --     15,486,080
  Exercise of stock options........     178,750       16     1,065,165             --      1,065,181
  Exercise of warrants.............       7,073        1        40,008             --         40,009
  Issuance of warrant for debt
     issuance costs................          --       --        70,714             --         70,714
  Issuance of options for
     non-employee compensation.....          --       --       297,029             --        297,029
  Net loss.........................          --       --            --    (16,359,359)   (16,359,359)
                                     ----------   ------   -----------   ------------   ------------
Balance, December 31, 1999.........  11,250,793   $1,124   $37,661,401   $(18,046,801)  $ 19,615,724
                                     ==========   ======   ===========   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       EARTHCARE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   PERIOD
                                                               FROM INCEPTION            YEAR ENDED
                                                              (MARCH 19, 1997)          DECEMBER 31,
                                                              TO DECEMBER 31,    ---------------------------
                                                                    1997             1998           1999
                                                              ----------------   ------------   ------------
Cash flows from operating activities:
  Net loss..................................................    $  (258,352)     $ (1,429,090)  $(16,359,359)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................        127,338         1,348,357      2,663,286
    Provision for impairment of intangible assets...........             --                --     11,261,000
    Loss on disposition of assets...........................             --                --        225,845
    Gain on early extinguishment of debt....................             --                --       (139,817)
    Bad debt expense........................................             --           280,497        395,451
    Deferred income taxes...................................       (163,632)         (460,428)       624,060
    Noncash expenses........................................             --            36,521        150,000
    Changes in assets and liabilities, excluding effects of
      acquired businesses:
      Accounts receivable...................................       (125,777)       (4,115,240)    (2,732,534)
      Notes receivable......................................             --            26,124             --
      Other current assets..................................        (81,089)         (476,580)      (841,141)
      Other assets..........................................        (13,062)         (189,358)      (352,363)
      Accounts payable......................................         37,774         2,723,677       (250,612)
      Accrued expenses......................................        339,961           784,837       (138,501)
                                                                -----------      ------------   ------------
  Net cash used in operating activities.....................       (136,839)       (1,470,683)    (5,494,685)
                                                                -----------      ------------   ------------
Cash flows from investing activities:
  Capital expenditures......................................        (15,432)       (1,044,067)    (4,764,427)
  Business acquisitions.....................................     (1,531,337)      (19,056,428)   (27,172,324)
  Proceeds from sale of assets..............................             --                --        539,245
  Issuance of notes receivable..............................             --                --     (1,553,037)
  Collection of notes receivable............................             --                --         66,293
  Increase in other assets..................................             --                --       (336,780)
  Escrow deposits for business acquisitions.................             --        (1,360,000)            --
                                                                -----------      ------------   ------------
  Net cash used in investing activities.....................     (1,546,769)      (21,460,495)   (33,221,030)
                                                                -----------      ------------   ------------
Cash flows from financing activities:
  Net borrowings under lines of credit......................      1,120,000                --             --
  Proceeds from long-term debt..............................             --        15,632,187     50,825,231
  Payments of long-term debt................................        (30,840)       (9,740,954)   (13,100,166)
  Sale of common stock......................................        790,000        15,500,000             --
  Payment of debt issue costs...............................             --                --       (872,131)
  Exercise of stock options and warrants....................             --         2,383,987      1,105,190
                                                                -----------      ------------   ------------
  Net cash provided by financing activities.................      1,879,160        23,775,220     37,958,124
                                                                -----------      ------------   ------------
Net increase (decrease) in cash and cash equivalents........        195,552           844,042       (757,591)
Cash and cash equivalents, beginning of period..............             --           195,552      1,039,594
                                                                -----------      ------------   ------------
Cash and cash equivalents, end of period....................    $   195,552      $  1,039,594   $    282,003
                                                                ===========      ============   ============
Supplemental cash flow information:
  Cash paid for interest....................................    $    78,763      $    657,455   $  1,777,714
                                                                ===========      ============   ============
  Cash paid for income taxes................................    $        --      $    157,000   $         --
                                                                ===========      ============   ============
Noncash investing and financing activities:
  Notes payable issued for business acquisitions............    $   257,350      $  2,000,000   $    574,400
                                                                ===========      ============   ============
  Notes payable issued for noncompete agreements............    $   341,130      $         --   $         --
                                                                ===========      ============   ============
  Common stock issued for business acquisitions.............    $    17,120      $  1,544,500   $ 15,486,080
                                                                ===========      ============   ============
  Common stock issued in settlement of notes payable........    $   263,685      $         --   $         --
                                                                ===========      ============   ============
  Fair value of warrant and options issued for debt issuance
    costs and other services rendered.......................    $        --      $    204,220   $    217,743
                                                                ===========      ============   ============

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

     EarthCare engages in the following services relating to the nonhazardous liquid waste ("NLW") industry: bulk liquid waste transportation, liquid waste collection, processing, treatment and disposal, maintenance, plumbing and pumping. EarthCare's customers include restaurants, hospitals, military bases, office buildings, apartments, schools, municipalities, industrial businesses, auto and truck service centers and single family residences.

     Bone-Dry Enterprises, Inc. ("Bone-Dry") was incorporated on March 19, 1997 as a Georgia corporation. On December 1, 1997, all shares of Bone-Dry common stock were exchanged for EarthCare common stock. Since the Company and Bone-Dry were under common ownership since their respective dates of inception, the accompanying financial statements are for the period from the inception of Bone Dry (March 19, 1997) to December 31, 1997. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The consolidated financial statements include the accounts of EarthCare and all of its majority-owned subsidiaries.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents. The Company maintains its cash in bank deposit accounts, which at times may exceed the federal insurance limits. As of December 31, 1998 and 1999, the Company had cash in banks totaling $711,000 and $458,000, respectively, in excess of federal depository insurance limits.

                       EARTHCARE COMPANY AND SUBSIDIARIES

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

INTANGIBLES

     As of December 31, 1998 and 1999, intangibles consisted of the following:

                                                                 1998          1999
                                                              -----------   -----------
Goodwill....................................................  $19,876,923   $30,303,569
Noncomplete agreements......................................      961,279     1,131,179
                                                              -----------   -----------
                                                               20,838,202    31,434,748
Accumulated amortization....................................     (671,757)   (1,852,263)
                                                              -----------   -----------
                                                              $20,166,445   $29,582,485
                                                              ===========   ===========

     Noncompete agreements were entered into in connection with certain of the Company's acquisitions and were valued based on the estimated benefit to be derived from such noncompete agreements. Noncompete agreements are being amortized over the lives of the contracts. Goodwill arises when the purchase price and other related costs for a business acquisition exceed the fair value of the net assets acquired. Goodwill is being amortized over 40 years. Amortization expense associated with intangibles was $95,464 for the period from inception (March 19, 1997) to December 31, 1997 and was $572,426 and $1,181,289,
respectively, for the years ended December 31, 1998 and 1999.

     The Company recorded a provision for impairment of intangible assets in the fourth quarter of 1999 in the amount of $11,261,000, based on the Company's assessment of certain of its long-lived assets under the guidance of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of". During the fourth quarter of 1999, the Company reorganized its business and changed its business strategy. The previous business plan, under which the Company's 1997 and 1998 acquisitions were made, was predicated upon a rapid pace of small to medium sized acquisitions of residential and light commercial septic maintenance, pumping and disposal services companies and integrating these companies under regional management in anticipation of achieving synergistic benefits. In November 1999, the Company announced a new business plan for EarthCare that set forth a plan for three basic operations of the business: the existing septic business modified to rely more on a distributorship approach of providing services, and two additional areas that the Company will actively pursue going forward. The two new areas include industrial/oily water liquid waste and environmental compliance software development. This new plan will de-emphasize the traditional residential services in the manner in which they were delivered by the predecessor companies (the 1997 and 1998 acquisitions).

     Based on the events and changes in circumstances noted above, the Company evaluated the recoverability of the net book value of the fixed assets and intangible assets of the residential service companies that were acquired in 1997 and 1998, based on the estimated undiscounted future cash flows of these companies.

                       EARTHCARE COMPANY AND SUBSIDIARIES

For the companies whose carrying values exceeded the estimated undiscounted future cash flows, an impairment loss was calculated. The impairment loss was measured by the amount that the carrying value of the assets exceeded the fair value of the assets, including goodwill. As no quoted market prices or other market valuation sources were readily available, fair value was estimated based on a present value calculation of expected future cash flows, discounted using a rate of 18% which the Company believes is commensurate with the risks involved in its business. The impairment measurement resulted in a write-down of goodwill of $11,261,000, which has been reported in the Company's consolidated statement of operations as a provision for impairment of intangible assets.

REVENUE RECOGNITION

     The Company recognizes revenues as services are provided.

ADVERTISING COSTS

     The Company expenses advertising costs, which primarily consist of telephone book advertising, over the period that the benefit is received. Advertising expense was approximately $9,000, $974,000 and $1,636,000 during 1997, 1998 and 1999, respectively. At December 31, 1998 and 1999, $54,000 and
$770,000, respectively, were included in prepaid expenses for these costs.

EARNINGS PER SHARE

     Basic earnings per share are based on the weighted average number of shares outstanding. Diluted earnings per share are based on the weighted average number of shares outstanding and the dilutive effect of stock options and warrants outstanding (using the treasury stock method) and contingently issuable shares. For the period from inception (March 19, 1997) to December 31, 1997, outstanding options of 612,500 and contingently issuable shares have been excluded from diluted weighted average shares outstanding, as their impact was antidilutive. Antidilutive options and warrants of 2,304,009 and 70,000 contingently issuable shares were excluded from diluted weighted average shares outstanding for the year ended December 31, 1998. Antidilutive options and warrants of 2,976,140 and 460,271 contingently issuable shares and 1,304,348 shares issuable on convertible debentures have been excluded from diluted weighted average shares outstanding for the year ended December 31, 1999. Subsequent to December 31, 1999, a total of 1,338,744 shares of common stock were issued in connection with business acquisitions and 400,000 warrants were issued for debt issue costs.

REPORTABLE SEGMENTS

     During 1999, the Company's operations were managed as one business segment -nonhazardous liquid waste collection and disposal. As a result of the reorganization during the latter part of the fourth quarter of 1999, the Company will manage its operation in three segmented businesses. "EarthAmerica," which will include lines of business that provide liquid waste services to residential, restaurant and food service customers, as well as EarthCare's bulk transportation and plumbing businesses. "EarthLiquids" will focus on the used oil and oily wastewater business and will integrate the Magnum and IPC acquisitions. "ISNetwork" is developing and will market an on-line network that enables safety councils, on behalf of plants, to monitor and manage safety and training requirements for the many contractors who work at major industrial facilities throughout the country. Beginning in fiscal 2000, the Company will be reporting segment information for these separately identifiable businesses.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                       EARTHCARE COMPANY AND SUBSIDIARIES
liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, the evaluation of realizability of long-lived assets and the related write-down of intangible assets discussed above involves significant estimates, which could materially differ from the actual amounts ultimately realized.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1997 and 1998 balances to conform to 1999 reporting.

3. ACQUISITIONS

     In fiscal year 1998, the Company acquired the following businesses which were accounted for under the purchase method of accounting:

     On January 22, 1998, the Company acquired the assets of Ferrero Wastewater Management, Inc. ("Ferrero"), a Pennsylvania corporation. Ferrero is engaged in the nonhazardous liquid waste and septic waste collection, transportation, management, and disposal business in and around Ambler, Pennsylvania. Consideration was $2,240,100 in cash and 90,000 shares of SanTi common stock. Contingent consideration of $248,900 in cash and 10,000 shares of EarthCare common stock was paid in the fourth quarter of 1998 in accordance with the terms of the purchase agreement.

     On February 13, 1998, the Company acquired the assets of A Rapid Rooter Sewer & Drain Service, Inc. ("A Rapid"), a Florida corporation. A Rapid is engaged in the nonhazardous liquid waste and septic waste collection, transportation, management, and disposal business in and around Pompano Beach, Florida. Consideration was $3,990,120 in cash and 100,000 shares of EarthCare common stock.

     On February 17, 1998, the Company acquired the assets of Quality Plumbing and Septic, Inc. ("Quality"), a Georgia corporation. Quality is engaged in the nonhazardous liquid waste and septic waste collection, transportation, management, and disposal business in and around Douglasville, Georgia. Consideration was $2,000,000 in cash. Contingent consideration of $250,000 and 10,000 shares of EarthCare common stock was paid in June 1998.

     On March 6, 1998, the Company acquired the assets of Seagraves, Inc. (d/b/a Brownie Environmental) and Grease-Tec, Inc. (collectively, "Seagraves"), two Florida corporations. Seagraves is engaged in the nonhazardous liquid waste and septic waste collection, transportation, management, and disposal business in and around Orlando, Florida. Consideration was $3,250,000 in cash, a note payable of $2,000,000, and 60,000 shares of EarthCare common stock.

     On May 1, 1998, the Company acquired certain assets of RGM Liquid Waste Removal Corporation and Affiliates ("RGM"), consisting of four New York corporations. RGM is engaged in the nonhazardous liquid waste and septic waste collection, transportation, management, and disposal business in and around Long Island, New York. Consideration was $4,500,000 in cash and 105,000 shares of EarthCare common stock. Contingent consideration of $1,000,000 and 55,000 shares of EarthCare common stock was paid in 1999.

     On May 8, 1998, the Company acquired certain assets of Eldredge Wastewater Management, Inc., a Pennsylvania corporation. Eldredge is engaged in the nonhazardous liquid waste and septic waste collection, transportation, management, and disposal business in and around Philadelphia, Pennsylvania. Consideration was $2,040,000 in cash and 85,000 shares of EarthCare common stock. Contingent consideration of $360,000 and 15,000 shares of EarthCare common stock was paid in 1999.

     The acquisitions completed in fiscal 1998 were accounted for using the purchase method of accounting; accordingly, the purchase prices have been allocated to the assets acquired based on their respective fair values

                       EARTHCARE COMPANY AND SUBSIDIARIES
at the dates of acquisition. The resulting excess of purchase prices over fair values of assets acquired was recorded as goodwill. Goodwill recorded in 1998 totaled $18,606,450.

     In fiscal year 1999, the Company acquired the following businesses:

     On March 1, 1999, the Company acquired all of the outstanding capital stock of Reifsneider Transportation, Inc. ("Reifsneider"), a Pennsylvania corporation. Reifsneider is engaged in the nonhazardous liquid waste, transportation, management and disposal business in and around Pennsylvania, New Jersey, New York, Maryland, and Delaware. Consideration for the acquisition consisted of $5,050,000 in cash, 350,000 shares of EarthCare common stock, the delivery of a $200,000 note payable to the former owner of Reifsneider and a working capital adjustment of approximately $715,000.

     On March 31, 1999, the Company acquired all of the outstanding capital stock of Brehm's Cesspool, Inc. ("Brehm's"), Pennsylvania corporation. Brehm's is engaged in the septic waste collection, transportation, management and disposal business in and around eastern Pennsylvania. Consideration for the acquisition consisted of $1,000,000 in cash and 35,367 shares of EarthCare common stock.

     Effective April 1, 1999, the Company acquired all of the outstanding capital stock of National Plumbing & Drain, Inc. ("National"), a Georgia corporation, in exchange for $1,325,000 in cash, the issuance of 125,159 shares of EarthCare common stock, and the assumption of up to $513,000 in liabilities. National is a residential and commercial sewer and drain services Company servicing customers in Georgia.

     On May 1, 1999, the Company acquired the assets of Rooter Plus, Inc. ("Rooter Plus"), a Georgia corporation, in exchange for $2,600,000 in cash and the issuance of 100,000 shares of EarthCare common stock. Rooter Plus is a residential and commercial sewer and drain services company services for industrial companies.

     Effective August 1, 1999, the Company acquired certain assets of AllenTate Commercial Software ("AllenTate"), a Texas corporation, in exchange for 75,000 shares of EarthCare common stock and the assumption of up to $200,000 in liabilities. The Company will issue an additional 120,000 shares of unregistered EarthCare common stock to the former owners if certain earnings targets are achieved. AllenTate specializes in software development and internet services for industrial companies.

     On September 1, 1999, the Company acquired all of the outstanding capital stock of Magnum Environmental, Inc. ("Magnum"), a Florida corporation, in exchange for $12,000,000 in cash and 310,000 shares of EarthCare common stock. In addition, the Company issued 275,000 shares of unregistered EarthCare common stock, which is being held in escrow and will be released to the former owners if certain financial targets are achieved. Mangum's core business is the transportation, treatment and disposal of used oil and petroleum contact wastewater streams.

     On November 3, 1999 the Company acquired all of the outstanding stock of Food Service Technologies, Inc., a Texas corporation engaged in the grease trap services business in and around Dallas, Texas. Consideration for the acquisition was 80,383 shares of unregistered EarthCare common stock and the assumption of up to $85,000 in liabilities.

     On November 16, 1999, the Company acquired all of the outstanding capital stock of Hulsey Plumbing, Heating and Cooling, Inc. and Hulsey Environmental Services, Inc., Georgia corporations ("Hulsey") engaged in the nonhazardous liquid waste and plumbing business in and around Gainesville, Georgia. Consideration for the acquisition was $1,406,250 in cash, 28,005 shares of EarthCare common stock and the assumption of up to $586,750 in liabilities. Additional consideration of 65,271 shares of EarthCare common stock will be paid over a three-year period from the closing date if certain financial conditions are met. In addition, the Company acquired certain assets from an affiliate of Hulsey for 19,523 shares of EarthCare common stock.

                       EARTHCARE COMPANY AND SUBSIDIARIES

     The Company's unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1999, shown below are presented assuming that the 1998 and 1999 acquisitions had been consummated on January 1, 1998:

                                                                1998           1999
                                                             -----------   ------------
Pro forma revenue..........................................  $61,902,385   $ 56,594,842
Pro forma net (loss).......................................   (2,215,689)   (17,180,850)
Pro forma (loss) per share.................................        (0.23)         (1.60)

     The Company's unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated the acquired businesses since the beginning of 1998.

4. PROPERTY AND EQUIPMENT

     At December 31, 1998 and 1999, property and equipment consisted of the following:

                                                                 1998         1999
                                                              ----------   -----------
Land........................................................  $       --   $ 6,323,401
Machinery and equipment.....................................   4,692,551    12,644,414
Buildings and improvements..................................     110,627    10,509,283
Office equipment............................................     684,063     1,845,168
Leasehold improvements......................................     103,755       153,062
Construction-in-process.....................................          --     1,490,849
                                                              ----------   -----------
                                                               5,590,996    32,966,177
Less accumulated depreciation...............................    (680,992)   (2,088,201)
                                                              ----------   -----------
                                                              $4,910,004   $30,877,976
                                                              ==========   ===========

     Depreciation expense was $31,874, $775,931 and $1,481,997 during 1997, 1998 and 1999, respectively.

                       EARTHCARE COMPANY AND SUBSIDIARIES

5. LINES OF CREDIT AND LONG-TERM DEBT

     At December 31, long-term debt consisted of the following:

                                                                 1998         1999
                                                              ----------   -----------
Lines of credit with a financial institution, interest
  payable monthly at a variable interest rate, due in
  September 2001 (A)........................................  $7,418,126   $33,100,000
Convertible subordinated debentures, interest payable
  quarterly at 10%, due October 2006 (B)....................          --    13,962,500
Note payable to a stockholder, interest payable monthly at
  6%, due in March 2003.....................................   1,696,000            --
Notes payable to former owners of acquired businesses, at
  various interest rates, payable in various installments
  through September 2001....................................     213,814       425,088
                                                              ----------   -----------
                                                               9,327,940    47,487,588
Less current portion........................................    (118,500)     (278,434)
                                                              ----------   -----------
                                                              $9,209,440   $47,209,154
                                                              ==========   ===========

---------------

(A) On June 26, 1998, the Company entered into a $40 million revolving credit agreement with Bank of America, which was amended as of October 19, 1999 (the "Credit Agreement"). The Company may obtain up to $5 million in letters of credit, subject to availability under the Credit Agreement. Interest is payable monthly at variable rates, depending on the Company's Funded Debt to EBITDA (as defined in the Credit Agreement), but is capped at LIBOR plus 2.25% (8.67% at December 31, 1999). The Credit Agreement expires September 26, 2001, is collateralized by a first lien on substantially all assets of the Company and requires the Company to maintain certain financial covenants. During 1999, the Company was not in compliance with certain financial covenants for which waivers have been obtained from the lender. As of December 31, 1999, the outstanding balance under the Credit Agreement was $33,100,000, with approximately $6,900,000 available for borrowing. On February 11, 2000, the Credit Agreement was amended to increase the borrowing capacity to $60 million and to add two of the Company's primary shareholders as guarantors of up to $10 million of the debt outstanding under the Credit Agreement. In addition, on April 14, 2000, the Credit Agreement was amended to waive compliance with certain covenants, modify certain financial covenants and increase the guaranty of the primary shareholders to $20 million.

(B) On October 11, 1999, the Company completed a $15 million private placement of its 10% convertible subordinated debentures, due October 2006 (the "Debentures"). As of December 31, 1999, $13,962,500 of the Debentures were outstanding. The remaining $1,037,500 of Debentures were issued in January 2000. The Company incurred $867,000 in debt issuance costs associated with the Debentures, which is being amortized over the term of the debt. The Credit Agreement with Bank of America was amended to allow for the issuance of the Debentures. The Debentures accrue interest at 10% per annum from the date of issuance, payable quarterly (i) for the first two years, through the issuance of additional debentures at the option of the Company, (ii) for the next two years, in cash, unless prohibited by senior lender covenants (in which event the interest may be paid by issuance of additional debentures), and (iii) thereafter, in cash. The Debentures are unsecured obligations of the Company and are subordinated in right of payment to existing and future senior indebtedness of the Company. The Debentures are convertible at any time at the election of the holder into shares of Common Stock, at a price per share equal to $11.50 per share, subject to downward adjustment based on certain antidilution provisions, as provided in the debenture agreement. In February 2000, the conversion price was reduced to $6.663 per share as a result of warrants which were issued with the Company's 12% notes (See Note 11 -- "Subsequent Events"). The Debentures not previously called or converted will be due and payable on

                       EARTHCARE COMPANY AND SUBSIDIARIES

    October 31, 2006. Approximately 33% of the Debentures was purchased by two of the Company's primary shareholders.

     Future aggregate annual maturities of long-term debt are as follows as of December 31, 1999:

2000........................................................  $   278,434
2001........................................................   33,246,654
2002........................................................           --
2003........................................................           --
2004........................................................           --
Thereafter..................................................   13,962,500
                                                              -----------
                                                              $47,487,588
                                                              ===========

6. RELATED-PARTY TRANSACTIONS

     In March 1997, the Company entered into a four-year consulting agreement with a former owner of an acquired business. The Company paid its obligation of $75,000 in full during 1997, as required by the agreement, and is recognizing the expense over the life of the agreement. For the period from inception (March 19, 1997) to December 31, 1997, consulting expense related to the agreement was $13,021 and is included in general and administrative expenses in the accompanying statement of operations. For 1998 and 1999 the expense was $18,750.

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

     In connection with the 1998 acquisitions, the Company entered into employment agreements with 8 employees. Upon termination of employment (other than voluntarily by the employee, by the Company for cause or upon death of the employee), the Company is committed to pay certain benefits, including specified monthly severance of not more than $6,667 per employee per month. The benefits are to be paid from the date of termination to dates ranging from January 22, 1999 to March 6, 2001.

     The Company leases office space from various entities controlled by stockholders and employees who are former owners of companies acquired during 1998. The leases are typically structured on a one-year term with annual renewal options from three to nine years. Total lease expense related to such leases totaled approximately $337,000 and $230,000 in 1998 and 1999, respectively.

     The Company has entered into employment agreements with various executive officers which provide for minimum aggregate annual compensation of $765,000. The agreements expire between July 2001 and June 2003, and automatically renew for additional twelve-month periods. Upon termination of employment related to a change in control of the Company, the Company is committed to immediately pay the minimum compensation for each of the remaining years or portions thereof. During 1999, two officers separated from the Company and in connection with their termination agreements, the Company has recognized an aggregate of $338,000 in expense related to estimated value of stock options, severance compensation and other benefits.

                       EARTHCARE COMPANY AND SUBSIDIARIES

7. STOCKHOLDERS' EQUITY

Preferred Stock

     The Company has 30,000,000 authorized shares of $0.001 par value of preferred stock. The preferred stock may, by resolution of the board of directors, be issued in different series, and the series may vary as to dividend rights, preferences, conversion privileges, voting rights, participation in earnings and redemption. No shares of preferred stock were outstanding at December 31, 1998 or 1999.

Private Placements

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

Stock-Based Compensation

     In August 1997 and December 1997, the Company granted nonqualified stock options to purchase 125,000 and 487,500 EarthCare common stock, respectively, at $.65 per share, which represented the fair market value as of the dates of grant.

     In April 1998, the Company granted stock options to purchase 131,250 shares of EarthCare common stock at $5.00 per share. The estimated fair value as of the date of grant was $5.80 per share. In June 1998, the Company granted stock options to purchase 1,550,000 shares of EarthCare common stock at prices ranging from $6.00 to $25.00 per share. The estimated fair value as of the date of grant was $6.00 per share. In October and December 1998, the Company granted stock options to purchase 267,200 and 275,000 shares of EarthCare common stock, respectively, at prices ranging from $15.00 to $25.00 per share. The estimated fair value as of the dates of grant was $15.00 per share. All of the options granted during 1998 vest ratably over four years, except for the 131,250 options granted in April 1998 which vest over three years, and 250,000 options granted in December 1998 which vested immediately upon grant.

     In March 1999, the Company granted stock options to purchase 266,704 shares of EarthCare common stock to two executive officers of the Company at $14.50 per share, which was the market price on the date of grant. Between January and March 1999, the Company granted stock options to purchase 67,500 shares of EarthCare common stock to various employees of the Company for $15.00 per share, which was the market price on the respective dates of grant. In March 1999, the Company granted options to purchase 20,000 shares of EarthCare common stock for $14.50 per share to a consultant, which was the market price on the date of grant. The fair value of the consultant non-employee options is being amortized to expense over the service period. In April 1999, the Company granted stock options to purchase 437,500 shares of EarthCare common stock to employees at prices ranging from $14.00 to $20.00 per share, when the market price of the Company's stock was $14.00 per share. In May 1999, the Company granted stock options to purchase 65,000 shares of EarthCare common stock to various employees at $15.88 per share, which was the market price on the date of grant. In August 1999, the Company granted stock options to an officer of the Company to purchase 200,000 shares of EarthCare common stock at $13.56 per share and 140,000 shares at $25.00 per share when the market price was $13.56 per share. In September 1999, the Company granted stock options to various employees to purchase 50,000 shares of EarthCare common stock at $13.00 per share, which was the market price on the date of grant. The options granted in 1999 generally vest ratably over four years.

                       EARTHCARE COMPANY AND SUBSIDIARIES

Incentive Stock Option Plan

     Effective September 22, 1998, the board of directors of the Company adopted an incentive stock option plan (the "Plan"), which provides for the issuance of options to purchase up to 1,500,000 shares of common stock to key employees and Directors. The incentive stock options granted under the Plan are generally exercisable for a period of ten years from the date of the grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding common stock must not exceed five years and the exercise price of an incentive stock option granted to such a stockholder must not be less than 110% of the fair market value of the common stock on the date of grant. As of December 31, 1999, all of the options to purchase shares of common stock under the Plan had been granted.

     The following table summarizes warrant and option activity for 1998 for both the employee options and other non-employee warrants and options:

                                            EXERCISE                                                                    NUMBER
                                            PRICE($)    EXPIRATION   OUTSTANDING                           EXPIRED/   OUTSTANDING
                                            PER SHARE      DATE      12/31/1997     GRANTED    EXERCISED   CANCELED   12/31/1998
                                            ---------   ----------   -----------   ---------   ---------   --------   -----------
WARRANTS:
  Microlytics.............................     5.80       Dec-01            --       500,000    328,941         --       171,059
  Bank of America.........................    13.00       Jun-03            --        50,000         --         --        50,000
                                                                       -------     ---------    -------    -------     ---------
  Total Warrants..........................                                  --       550,000    328,941         --       221,059
                                                                       -------     ---------    -------    -------     ---------
OPTIONS:
  Employee................................     5.00       Apr-08            --       131,250     15,000    112,500         3,750
  Employee................................     6.00       Jun-08            --        50,000         --         --        50,000
  Employee................................    10.00       Jul-08            --       100,000         --         --       100,000
  Employee................................    15.00       Oct-08            --        65,000         --         --        65,000
  Employee................................    15.00       Dec-08            --         2,000         --         --         2,000
  Employee................................    20.00       Jun-08            --       100,000         --         --       100,000
  Employee................................    25.00       Oct-08            --        30,000         --         --        30,000
  Non-Employee............................     6.00       Jun-08            --        50,000         --         --        50,000
  Non-Employee............................    10.00       Jun-08            --        25,000         --         --        25,000
  Non-Employee............................    15.00       Jun-08            --        50,000         --         --        50,000
  Non-Employee............................    15.00       Oct-08            --        82,200         --         --        82,200
  Non-Employee............................    15.00       Dec-08            --       250,000         --         --       250,000
  Non-Employee............................    23.50       Oct-08            --        20,000         --         --        20,000
  Non-Employee............................    25.00       Jun-08            --        50,000         --         --        50,000
  Officer and Director....................     0.65       Dec-01       612,500            --    612,500         --            --
  Officer and Director....................     6.00       Jun-08            --       400,000         --     40,000       360,000
  Officer and Director....................    10.00       Jun-08            --        50,000         --         --        50,000
  Officer and Director....................    15.00       Jun-08            --       350,000         --     50,000       300,000
  Officer and Director....................    15.00       Oct-08            --        35,000         --         --        35,000
  Officer and Director....................    15.00       Dec-08            --        25,000         --         --        25,000
  Officer and Director....................    25.00       Jun-08            --       500,000         --    100,000       400,000
  Officer and Director....................    25.00       Oct-08            --        35,000         --         --        35,000
                                                                       -------     ---------    -------    -------     ---------
  Total Options...........................                             612,500     2,400,450    627,500    302,500     2,082,950
                                                                       -------     ---------    -------    -------     ---------
  Total Warrants and Options..............                             612,500     2,950,450    956,441    302,500     2,304,009
                                                                       -------     ---------    -------    -------     ---------

                       EARTHCARE COMPANY AND SUBSIDIARIES

          The following table summarizes warrant and option activity for 1999 for both the employee options and other non-employee warrants and options:

                              EXERCISE                   NUMBER                                           NUMBER
                              PRICE($)    EXPIRATION   OUTSTANDING                           EXPIRED/   OUTSTANDING   EXERCISABLE
                              PER SHARE      DATE      12/31/1998     GRANTED    EXERCISED   CANCELED   12/31/1999    12/31/1999
                              ---------   ----------   -----------   ---------   ---------   --------   -----------   -----------
WARRANTS:
  Microlytics...............     5.80         Dec-01      171,059           --      7,073         --       163,986      163,986
  Bank......................    13.00         Jun-03       50,000           --         --         --        50,000       50,000
  Bank......................    14.00         Apr-04           --       35,000         --         --        35,000       35,000
  Bank......................    15.50         Apr-04           --       10,000         --         --        10,000       10,000
                                                        ---------    ---------    -------    -------     ---------      -------
  Total Warrants............                              221,059       45,000      7,073         --       258,986      258,986
                                                        ---------    ---------    -------    -------     ---------      -------
OPTIONS:
  Employee..................     5.00         Apr-08        3,750           --      3,750         --            --           --
  Employee..................     6.00         Jun-08       50,000           --         --         --        50,000       12,500
  Employee..................    10.00         Jul-08      100,000           --         --         --       100,000       25,000
  Employee..................    15.00         Oct-08       65,000           --         --     18,750        46,250       16,250
  Employee..................    15.00         Dec-08        2,000           --         --         --         2,000          500
  Employee..................    20.00         Jun-08      100,000           --         --         --       100,000       25,000
  Employee..................    25.00         Oct-08       30,000           --         --         --        30,000        7,500
  Employee..................    13.00         Sep-09           --       50,000         --         --        50,000           --
  Employee..................    14.00         Apr-09           --       30,000         --         --        30,000           --
  Employee..................    15.00     Jan-Mar-09           --       67,500         --         --        67,500           --
  Employee..................    15.00         Apr-09           --        7,500         --         --         7,500           --
  Non-Employee..............     6.00         Jun-08       50,000           --         --         --        50,000       12,500
  Non-Employee..............    10.00         Jun-08       25,000           --         --         --        25,000        6,250
  Non-Employee..............    15.00         Jun-08       50,000           --         --         --        50,000       12,500
  Non-Employee..............    15.00         Oct-08       82,200           --         --         --        82,200       80,550
  Non-Employee..............    15.00         Dec-08      250,000           --         --         --       250,000      250,000
  Non-Employee..............    23.50         Oct-08       20,000           --         --     20,000            --           --
  Non-Employee..............    25.00         Jun-08       50,000           --         --         --        50,000       12,500
  Non-Employee..............    14.50         Mar-99           --       20,000         --         --        20,000       20,000
  Officer and Director......     6.00         Jun-08      360,000           --    175,000     10,000       175,000       43,750
  Officer and Director......    10.00         Jun-08       50,000           --         --         --        50,000       12,500
  Officer and Director......    15.00         Jun-08      300,000           --         --    150,000       150,000       37,500
  Officer and Director......    15.00         Oct-08       35,000           --         --     17,500        17,500        8,750
  Officer and Director......    10.00         Dec-08       25,000           --         --         --        25,000        6,250
  Officer and Director......    25.00         Jun-08      400,000           --         --    200,000       200,000       50,000
  Officer and Director......    25.00         Oct-08       35,000           --         --     17,500        17,500        8,750
  Officer and Director......    13.56         Aug-09           --      200,000         --         --       200,000           --
  Officer and Director......    14.00         Apr-09           --      200,000         --         --       200,000           --
  Officer and Director......    14.50         Mar-09           --      266,704         --         --       266,704       33,338
  Officer and Director......    15.88         May-09           --       65,000         --         --        65,000           --
  Officer and Director......    20.00         Apr-09           --      200,000         --         --       200,000           --
  Officer and Director......    25.00         Aug-09           --      140,000         --         --       140,000           --
                                                        ---------    ---------    -------    -------     ---------      -------
  Total Options.............                            2,082,950    1,246,704    178,750    433,750     2,717,154      681,888
                                                        ---------    ---------    -------    -------     ---------      -------
  Total Warrants and
    Options.................                            2,304,009    1,291,704    185,823    433,750     2,976,140      940,874
                                                        =========    =========    =======    =======     =========      =======

                       EARTHCARE COMPANY AND SUBSIDIARIES

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options granted to employees at fair market value at the date of grant. Had compensation cost for the Company's employee stock options been determined consistent with the provisions of SFAS No. 123, the Company's net loss would have been increased to the pro forma amount indicated below for the period from inception (March 19, 1997) to December 31, 1997 and for the years ended December 31, 1998 and 1999.

                                                    1997         1998           1999
                                                  ---------   -----------   ------------
Net loss, as reported...........................  $(258,352)  $(1,429,090)  $(16,359,359)
Net loss, pro forma.............................   (322,729)   (3,242,183)   (22,982,178)
Pro forma net loss per share....................      (0.35)        (0.38)         (2.23)

     The fair values of options granted were estimated on the date of grant using the minimum value approach in 1997 and the Black-Scholes Model in 1998 and 1999. The Company's stock volatility was 110% in 1998 and 76% in 1999, based on prior stock performance. The Company's dividend yield was estimated to remain at zero, the options granted had an expected life of five years, and risk-free interest rates ranging from 4.70% to 5.88% in 1997 and 1998 and 6.0% in 1999. The weighted average estimated fair value of employee stock options granted during 1997, 1998 and 1999 was $.0.11, $5.23 and $8.90 per share, respectively. The estimated fair value of options granted during 1997, 1998 and 1999 totaled $64,377, $8,184,352 and $10,910,236, respectively.

8. INCOME TAXES

     The following summarizes the components of the income tax benefit (provision):

                                                          1997       1998       1999
                                                        --------   --------   ---------
Current provision.....................................  $     --   $     --   $      --
Deferred taxes........................................   163,632    304,562    (571,060)
                                                        --------   --------   ---------
Income tax benefit (provision)........................  $163,632   $304,562   $(571,060)
                                                        ========   ========   =========

     Reconciliation from the federal statutory rate to the actual income tax benefit (provision) is as follows:

                                                          1997       1998        1999
                                                        --------   --------   ----------
Statutory federal tax rate............................  $143,475   $589,442   $5,397,539
State income taxes, net of federal tax benefit........    21,099     68,653      628,655
Change in valuation allowance.........................        --   (223,423)  (6,552,230)
Other.................................................      (942)  (130,110)     (45,024)
                                                        --------   --------   ----------
                                                        $163,632   $304,562   $ (571,060)
                                                        ========   ========   ==========

                       EARTHCARE COMPANY AND SUBSIDIARIES

     The sources of differences between the financial accounting and tax bases of the Company's assets and liabilities which give rise to the deferred tax asset and liabilities and the tax effects of each are as follows as of December 31, 1998 and 1999:

                                                                 1998         1999
                                                              ----------   -----------
Deferred tax assets:
  Allowance for doubtful accounts...........................  $  105,634   $   156,448
  Intangibles...............................................          --     3,731,979
  Accrued expense...........................................     271,512        49,821
  Net operating loss carryforward...........................     862,127     3,129,900
  Valuation allowance.......................................    (223,423)   (6,775,653)
                                                              ----------   -----------
          Total deferred tax assets.........................   1,015,850       292,495
                                                              ----------   -----------
Deferred tax liabilities:
  Depreciation..............................................    (184,836)     (292,495)
  Intangibles...............................................    (206,954)           --
                                                              ----------   -----------
          Total deferred tax liabilities....................    (391,790)     (292,495)
                                                              ----------   -----------
Net deferred tax asset......................................  $  624,060   $        --
                                                              ==========   ===========

     As of December 31, 1998 and 1999, deferred tax assets include net operating loss carryforwards of approximately $2,370,000 and $8,235,000, respectively, which are available to offset future taxable income through 2019. Realization of the net deferred tax asset is dependent on generating sufficient taxable income in future periods. As of December 31, 1998 and 1999, the Company recorded a valuation allowance of $223,423 and $6,775,653, respectively. As the Company continues to grow, management will evaluate the realizability of these assets and adjust the valuation allowance accordingly.

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

10. LEASE COMMITMENTS

     The Company leases certain buildings, autos and machinery and equipment under noncancelable operating leases. Under certain of these leases, the Company is required to pay property taxes, insurance, repairs and other costs related to the leased property. At December 31, 1999, future minimum lease payments under noncancelable operating leases are $854,140 in 2000; $700,016 in 2001; $577,432 in 2002 and $266,982 in 2003. Total rent expense for all leases was $11,690, $604,413 and $767,467 in 1997, 1998 and 1999, respectively.

11. SUBSEQUENT EVENTS

     On February 15, 2000, the Company acquired all of the outstanding capital stock of World Fuels Services Corporation's oil recycling services division, International Petroleum Corporation ("IPC"). IPC operates major recycling centers in Wilmington, DE, Plant City, FL and New Orleans, LA, and satellite collections centers strategically located near its customer base. IPC collects and receives, directly from customers, nonhazardous used oil, oil filters and oily wastewater. The aggregate purchase price of $33,000,000 was paid with $28,000,000 in cash and the balance in the form of 750,458 shares of EarthCare common stock.

                       EARTHCARE COMPANY AND SUBSIDIARIES

     On March 10, 2000, EarthCare acquired all of the outstanding capital stock of All County Resource Management Corporation ("All County"). Headquartered in Vernon, New Jersey, All County provides collection, transportation, treatment and disposal services to nonhazardous liquid waste customers in Connecticut, Pennsylvania, New Jersey and New York. The aggregate purchase price of $12,300,000, was paid with $7,800,000 in cash and the remainder in the form of 598,686 shares of unregistered EarthCare common stock.

     The Company funded the cash portion of the purchase price for IPC and All County with borrowings under the Company's Credit Agreement and with proceeds from the issuance of the Company's 12% subordinated notes, discussed below.

     The Company's unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1999, shown below are presented assuming that the 1998, 1999 and 2000 acquisitions had been consummated on January 1, 1998:

                                                                 1998          1999
                                                              -----------   -----------
Pro forma revenue...........................................  $94,563,984   $87,731,441
Pro forma net (loss)........................................   (1,720,320)  (18,234,394)
Pro forma (loss) per share..................................  $     (0.16)  $     (1.50)

     On February 16, 2000, the Company completed a $20,000,000 private placement of its 12% subordinated notes, due February 2008 (the "Notes"). The Company also issued five-year warrants to purchase, at an exercise price of $6.663 per share, 400,000 shares of the Company's Common Stock with the Notes. The estimated fair value of such warrants was approximately $680,000 on the date of issuance. The Credit Agreement with Bank of America was amended to allow for the issuance of the Debentures. The Debentures accrue interest at 12% per annum from the date of issuance, payable semi-annually on September 30 and March 30, in each year commencing on September 30, 2000. The Company may pay interest by issuing shares of the Company's Common Stock in an aggregate principal amount equal to interest due and payable on an interest payment date as provided in the note agreement. In addition, the interest due and payable on September 30, 2000, may be deferred to March 30, 2001, as provided in the note agreement. Approximately 75% of the Notes was purchased by two of the Company's primary shareholders.

     On March 31, 2000 EarthCare entered into a management agreement with Liberty Waste, Inc., a Florida corporation in the solid waste industry, to provide management services such as accounting services, investment banking advisory services, bid and bond advice, municipal contract assistance and commercial banking services. EarthCare is entitled to receive a $500,000 fee upon the execution of the management agreement, $250,000 of which has been received, and will receive $75,000 per month for the services provided under the management agreement.

                       EARTHCARE COMPANY AND SUBSIDIARIES

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
 3.1       --  Certificate of Incorporation of the Company dated May 13,
               1998 (incorporated by reference to Exhibit 3.1 to the
               Company's Registration Statement on Form 10, Registration
               No. 00024685, as amended)
 3.2       --  Bylaws of the Company (incorporated by reference to Exhibit
               3.2 to the Company's Registration Statement on Form 10,
               Registration No. 00024685, as amended)
 4.1       --  Article IV of Registrant's Certificate of Incorporation
 4.2       --  Article VI of Registrant's Certificate of Incorporation
 9.1       --  Voting Trust Agreement (incorporated by reference to Exhibit
               9.1 to the Company's Registration Statement on Form 10,
               Registration No. 00024685, as amended)
10.1       --  Stock Purchase Agreement between EarthCare Company and
               Reifsneider Transportation, Inc., dated February 26, 1999
               (incorporated by reference to Exhibit 2.1 to the Company's
               Form 8-K dated March 1, 1999)
10.2       --  Stock Purchase Agreement between EarthCare Company and
               Charles Brehm, dated March 31, 1999.
10.3       --  Agreement and Plan of Merger, by and between EarthCare
               Company and National Plumbing & Drain, Inc., Vince Hills,
               Michael H. Patton, George Propes, Elizabeth Renee Propes,
               and David Christopher Propes, dated as of April 5, 1999.
10.4       --  Asset Purchase Agreement between EarthCare Company and
               Rooter Plus, Inc., dated May 1, 1999 (incorporated by
               reference to Exhibit 2.1 to Company's Form 8-K dated May 1,
               1999).
10.5       --  Asset Purchase Agreement between EarthCare Company and
               AllenTate Commercial Software, L.L.P., dated August 1, 1999.
10.6       --  Purchase Agreement by and between EarthCare Company and
               Albert DiMaria, James Frederico, and Osiris Ramos, dated as of September 1, 1999.
10.7       --  Agreement and Plan of Merger among EarthCare Company and
               Mitzy Spano, Kerry Spano and Ron Sekerak dated November 3,
               1999.
10.8       --  Stock Purchase Agreement between EarthCare Company and John
               Hulsey, dated November 16, 1999.
10.9       --  Stock Purchase Agreement, by and between EarthCare Company and World Fuel Services Corporation, effective as of
               February 1, 2000 (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated February 15, 2000.)
10.10      --  Amended and Restated Credit Agreement by and between
               EarthCare Company, various financial institutions,
               BankBoston, N.A. and Bank of America, dated as of February
               15, 2000.
10.11      --  Note Agreement by and between EarthCare Company and Donald
               Moorehead, Cash Family Limited Partnership, Founders' Equity
               Group, Thomas P. Hughes and George O. Moorehead, dated
               February 11, 2000
10.12      --  Stock Purchase Agreement by and between EarthCare Company and All County Resource Management Corporation, dated March
               10, 2000 (incorporated by reference to Company's Form 8-K
               dated March 10, 2000).
10.13      --  Management Agreement by and between Liberty Waste, Inc. and
               EarthCare Company, dated March 31, 2000.
10.14      --  Form of 10% Convertible Subordinated Debenture Due 2006
21.0       --  Subsidiaries of EarthCare Company.
23.1       --  Consent of PricewaterhouseCoopers LLP
23.2       --  Consent of Arthur Andersen LLP

                       EARTHCARE COMPANY AND SUBSIDIARIES

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
27.1       --  Financial Data Schedule (for SEC use only)

     (b) Reports filed on Form 8-K during the fourth quarter of 1999:

     Form 8-K/A, dated November 4, 1999, providing financial statements for Magnum Environmental Services, Inc.