Form 10-Q
period 2000-03-31
EARTHCARE CO
filed 2000-05-22
CIK 1057489

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                 --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________

                        Commission File Number: 000-24685

                                EarthCare Company
             (Exact name of registrant as specified in its charter)

           Delaware                                          58-2335973
  (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                      Identification Number)

        14901 Quorum Drive, Suite 200 Dallas, Texas              75240
         (Address of principal executive offices)             (Zip Code)

                                 (972) 858-6025
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    The number of outstanding shares of the registrant's common stock, par value $.0001 per share, was 12,599,946 on May 15, 2000.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [X] No

                                    FORM 10-Q

                                  INTRODUCTION
           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q, including information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in certain documents incorporated by reference herein constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (together, the "Acts"). In addition, when used in this Form 10-Q, the words "believes," "intends," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The Company desires to take advantage of the "safe harbor" provisions of the Acts and is including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-Q, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. The Company believes the following risks, uncertainties and other factors could cause such material differences to occur:

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

                       EarthCare Company and Subsidiaries

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

Unaudited Consolidated Balance Sheet - December 31, 1999 and March 31, 2000...1

Unaudited Consolidated Statement of Operations - Three months ended
March 31, 1999 and March 31, 2000.............................................2

Unaudited  Consolidated  Statement of Cash Flows - Three months ended
March 31, 1999 and March 31, 2000.............................................3

Notes to Unaudited Consolidated Financial
Statements....................................................................4

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations ........................................................7

Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................11

Item 2.  Changes in Securities ..............................................11

Item 3.  Defaults Upon Senior Securities ....................................11

Item 4.  Submissions of Matters to a Vote of Security Holders ...............11

Item 5.  Other Information ..................................................11

Item 6.  Exhibits and Reports on Form 8-K....................................11

Signatures...................................................................12

                       EARTHCARE COMPANY AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                     December 31,     March 31,
                                                                         1999            2000
                                                                    -------------    ------------

Current Assets:
   Cash and cash equivalents                                        $     282,003    $     581,698
   Accounts receivable, net of allowance for doubtful accounts
      of $411,707 and $472,467 in 1999 and 2000, respectively           8,582,145       12,968,256
   Prepaid expenses                                                     1,882,654        3,219,815
   Other current assets                                                    15,375           15,375
                                                                    -------------    -------------

            Total current assets                                       10,762,177       16,785,144
                                                                    -------------    -------------

Property and Equipment, Net                                            30,877,976       53,645,097
                                                                    -------------    -------------

Other Noncurrent Assets:
   Intangibles, net                                                    29,582,485       56,559,957
   Other assets                                                         3,938,054        6,645,616
                                                                    -------------    -------------

                                                                       33,520,539       63,205,573
                                                                    -------------    -------------

                                                                    $  75,160,692    $ 133,635,814
                                                                    =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                $   4,873,594    $   5,545,935
    Accrued expenses                                                    3,183,786        6,316,095
    Current portion of long-term debt                                     278,434          244,845
                                                                    -------------    -------------

              Total current liabilities                                 8,335,814       12,106,875

Long-Term Debt, Net of Current Portion                                 47,209,154       93,185,812

Stockholders' Equity:
    Preferred stock, $.0001 par value; 30,000,000 shares
       authorized, 0 shares issued and outstanding                             --               --
    Common stock, $.0001 par value; 70,000,000 shares authorized,
       11,250,793 and 12,599,946 shares issued and outstanding
       in 1999 and 2000, respectively                                       1,124            1,259
    Additional paid-in capital                                         37,661,401       48,247,247
    Accumulated deficit                                               (18,046,801)     (19,905,379)
                                                                    -------------    -------------

              Total stockholders' equity                               19,615,724       28,343,127
                                                                    -------------    -------------

                                                                    $  75,160,692    $ 133,635,814
                                                                    =============    =============


    See accompanying notes to the unaudited consolidated financial statements

                       EARTHCARE COMPANY AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS


                                                     THREE-MONTHS
                                                        ENDED
                                                      MARCH 31,
                                            -----------------------------
                                                1999            2000
                                            ------------    -------------
Revenues                                    $  7,815,637    $ 19,990,432

Expenses:
         Cost of operations                    5,366,251      12,910,062
         General and administrative            1,526,962       4,670,054
         Sales, marketing and development        607,149       1,371,041
         Depreciation and amortization           344,565       1,161,915
                                            ------------    ------------

Income (loss) from operations                    (29,290)       (122,640)

Other expense (income):
         Interest                                222,309       1,735,938
         Other                                    23,244              --
                                            ------------    ------------
Net income (loss)                           $   (274,843)   $ (1,858,578)
                                            ============    ============

Net income (loss) per share,
Basic and diluted                           $      (0.03)   $      (0.16)
                                            ============    ============

Weighted average shares outstanding,
Basic and diluted                              9,698,531      11,608,473
                                            ============    ============


    See accompanying notes to the unaudited consolidated financial statements

                       EARTHCARE COMPANY AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         THREE-MONTHS
                                                                            ENDED
                                                                           MARCH 31,
                                                                  -----------------------------
                                                                      1999             2000
                                                                  -------------   -------------
Cash Flows From Operating Activities:
Net Income (loss)                                                 $   (274,843)   $ (1,858,578)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization                                          344,565       1,161,915
Loss on disposal of assets                                              23,244              --
Bad debt expense                                                       (37,737)        126,961
Noncash expenses                                                            --         117,673
Changes in assets and liabilities, excluding effect of acquired businesses:
          Account receivable                                          (328,291)     (3,932,107)
          Prepaid expenses                                            (454,688)       (478,730)
          Other assets                                                      --         (30,505)
          Accounts payable                                             241,500        (115,522)
          Accrued expenses                                            (503,823)        623,683
                                                                  ------------    ------------
          Net cash provided by (used in) operating activities         (990,073)     (4,385,210)

Cash Flows From Investing Activities:
   Capital expenditures                                             (1,036,481)     (1,921,003)
   Business acquisitions                                            (6,154,140)    (37,004,926)
   Proceeds for sale of assets                                              --           6,500
   Issuance of notes receivable                                             --        (814,025)
   Collection of notes receivable                                           --          15,487
   Other assets                                                         74,228         154,688
                                                                  ------------    ------------
           Net cash provided by (used in) investing activities      (7,116,393)    (39,563,279)

Cash Flows From Financing Activities:
   Proceeds from long-term debt                                      7,199,183      47,737,500
   Payments of long-term debt                                               --      (2,020,941)
   Payment of debt issue cost                                               --      (1,468,375)
   Exercise of stock options and warrants                               36,057              --
                                                                  ------------    ------------

         Net cash provided by (used in) financing activities         7,235,240      44,248,184
                                                                  ------------    ------------
Net increase (decrease) in cash and cash equivalents                  (871,226)        299,695

Cash and Cash Equivalents, Beginning of Period                       1,039,594         282,003
                                                                  ------------    ------------
Cash and Cash Equivalents, End of Period                          $    168,368    $    581,698
                                                                  ============    ============

Supplemental Noncash Investing and Financing Activities:
    Notes payable issued for business acquisitions                $    200,000    $         --
                                                                  ============    ============
    Common stock issued for business acquisitions                 $  5,625,000    $  9,905,981
                                                                  ============    ============
    Fair value of warrant issued for debt issuance costs          $     75,000    $    680,000
                                                                  ============    ============


    See accompanying notes to the unaudited consolidated financial statements

                       EARTHCARE COMPANY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The accompanying financial statements for EarthCare Company ("EarthCare" or the "Company") and subsidiaries as of March 31, 2000 and for the three-month periods ended March 31, 1999 and 2000 are unaudited. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial statements. Quarterly results of operations are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission ("Form 10-K"). Certain reclassifications have been made to prior period balances to conform to current period reporting.

2. INCOME PER SHARE

         Income (loss) per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("FAS 128"). There is no difference between actual weighted average shares outstanding, which are used in computing basic income (loss) per share and diluted weighted average shares, which are used in computing diluted income (loss) per share because the effect of outstanding options and warrants would be anti-dilutive.

         As of March 31, 1999, there were 628,077 options and warrants outstanding at exercise prices ranging from $5.80 to $6.00, 1,385,904 options and warrants outstanding at exercise prices ranging from $10 to $15 and 635,000 options outstanding at exercise prices ranging from $20 to $25 which were excluded from the EPS calculation due to their anti-dilutive impact.

         As of March 31, 2000, there were 838,977 options and warrants outstanding at exercise prices ranging from $5.80 to $6.88, 1,712,154 options and warrants outstanding at exercise prices ranging from $10.00 to $15.88 and 737,500 options outstanding at exercise prices ranging from $20 to $25 which were excluded from the EPS calculation due to their anti-dilutive impact. In addition, as of March 31, 2000, there were 460,271 contingently issuable shares and 1,304,348 shares issuable for $6.663 per share on convertible debentures which were excluded from the EPS calculation due to their anti-dilutive impact.

3. ACQUISITIONS

    During the first three months of 2000, the Company acquired the following businesses:

         On February 15, 2000, the Company acquired all of the outstanding capital stock of World Fuel Services Corporation's oil recycling services division, International Petroleum Corporation ("IPC"). IPC operates major recycling centers in Wilmington, DE, Plant City, FL and New Orleans, LA, and satellite collection centers strategically located near its customer base. IPC collects and receives, directly from customers, nonhazardous used oil, oil filters and oily wastewater. The aggregate purchase price of $33,000,000 was paid with $28,000,000 in cash and the balance in the form of 750,458 shares of EarthCare common stock.

         On April 19, 2000, World Fuel Services ("WFS") filed a Demand for Arbitration against EarthCare. The demand requests damages in the approximate amount of $3.7 million, plus interest, late fees, court costs and attorney's fees. Pursuant to the provisions of a stock purchase agreement between WFS and EarthCare dated January 12, 2000, the parties have agreed to arbitrate this dispute in Miami-Dade County, Florida. Currently, the outcome of this dispute cannot be determined.

         On March 10, 2000, EarthCare acquired all of the outstanding capital stock of All County Resource Management Corporation ("All County"). Headquartered in Vernon, New Jersey, All County provides collection, transportation, treatment and disposal services to nonhazardous liquid waste customers in Connecticut, Pennsylvania, New Jersey and New York. The aggregate purchase price of $12,300,000 was paid with $7,800,000 in cash and the remainder in the form of 598,686 shares of unregistered EarthCare common stock.

         The Company funded the cash portions of the purchase price for IPC and All County with borrowings under the Company's Credit Agreement and with proceeds from the issuance of the Company's 12% subordinated notes, discussed in note 4 below.

         The acquisitions of IPC and All County were accounted for using the purchase method of accounting; accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on their respective fair values on the dates of acquisition. The resulting excess of purchase prices over fair values of assets acquired and liabilities assumed was recorded as goodwill. Goodwill recorded in the purchases of IPC and All County was approximately $18,674,000 and $6,707,000, respectively.

    The Company's unaudited pro forma consolidated results of operations for the three month periods ended March 31, 1999 and 2000, shown below are presented assuming that the IPC and All County acquisitions had been consummated on January 1, 1999:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                            1999        2000
                                                         ----------  ----------
               Pro forma revenue                        23,194,154   $  24,291,753
               Pro forma net income (loss)                (853,750)     (1,963,742)
               Pro forma net income (loss) per share         (0.07)  $       (0.16)

4. SIGNIFICANT EVENTS

    In addition to the acquisitions discussed in Note 3, the following significant events occurred during the three months ended March 31, 2000:

    On February 15, 2000, the Company amended the terms of its revolving credit agreement with Bank of America (the "Credit Agreement") to (i) increase the borrowing capacity to $60 million and (ii) add two of the Company's primary shareholders as guarantors of up to $10 million. In addition, on April 14, 2000 the Credit Agreement was amended again to (i) waive compliance with certain covenants and modify certain covenants and (ii) increase the shareholder guarantees to $20 million. On March 31, 2000, the Company had approximately $2.1 million available under the Credit Agreement.

    On February 16, 2000, the Company completed a $20,000,000 private placement of its 12% subordinated notes, due February 2008 (the "Notes"). The Company also issued five-year warrants to purchase, at an exercise price of $6.663 per share, 400,000 shares of the Company's common stock with the Notes. The estimated fair value of such warrants was approximately $680,000 on the date of issuance. The Company's Credit Agreement with Bank of America was amended to allow for the issuance of the Notes. The Notes accrue interest at 12% per annum from the date of issuance, payable semi-annually on September 30 and March 30, in each year commencing September 30, 2000. The Company may pay interest by issuing shares of the Company's common stock in an aggregate principal amount equal to interest due and payable on an interest payment date as provided in the note agreement. In addition, the interest due and payable on September 30, 2000, may be deferred to March 30, 2001, as provided in the note agreement. Approximately 75% of the Notes were purchased by two of the Company's primary shareholders.

    On March 31, 2000, EarthCare entered into a management agreement with Liberty Waste, Inc., a Florida corporation in the solid waste industry, to provide management services such as accounting services, investment banking advisory services, bid and bond advice, municipal contract assistance and commercial banking services. EarthCare is entitled to receive a $500,000 fee upon the execution of the management agreement, $250,000 of which was received in April 2000, and will receive $75,000 per month thereafter for the services to be provided under the management agreement through March 31, 2001.

5.  BUSINESS SEGMENTS

         During 1999, the Company's operations were managed as one business segment - nonhazardous liquid waste collection and disposal. As a result of the reorganization during the latter part of the fourth quarter of 1999, the Company began to manage its operations in three segmented businesses in 2000. "EarthAmerica" includes lines of business that provide liquid waste services to residential, restaurant and food service customers, as well as EarthCare's bulk transportation and plumbing businesses. "EarthLiquids" includes the used oil and oily wastewater business. "ISNetworld" is developing and will market an on-line network that enables safety councils, on behalf of plants, to monitor and manage safety and training requirements for the many contractors who work at major industrial facilities throughout the country.

                                                   March 31,
                                                     2000
                                                -------------
Revenues:
    EarthAmerica                                $  11,892,963
    EarthLiquids                                    7,749,789
    ISNetworld                                         67,680
    Other                                             280,000
                                                -------------
           Total Revenues                       $  19,990,432
                                                =============

Operating Income:
    EarthAmerica                                $   4,150,962
    EarthLiquids                                    2,640,152
    ISNetworld                                          9,256
    Other                                             280,000
                                                -------------
       Total Operating Income                       7,080,370
    General and Administrative Expenses             4,670,054
    Sales, marketing and development expenses       1,371,041
    Depreciation and Amortization                   1,161,915
    Interest expense                                1,735,938
                                                -------------
       Net income (loss)                        $  (1,858,578)
                                                =============

Identifiable Assets:
    EarthAmerica                                $  63,906,380
    EarthLiquids                                   59,736,341
    ISNetworld                                      1,869,800
                                                -------------
       Total identifiable assets                  125,512,521
    Corporate Assets                                8,123,293
                                                -------------
       Total assets                             $ 133,635,814
                                                =============

Capital Expenditures:
     EarthAmerica                               $   1,656,771
     EarthLiquids                                     133,937
     ISNetworld                                       101,394
     Corporate assets                                  28,901
                                                -------------
           Total capital expenditures           $   1,921,003
                                                =============

Depreciation and amortization:
     EarthAmerica                               $     667,494
     EarthLiquids                                     356,578
     ISNetworld                                        82,466
     Corporate assets                                  55,377
                                                -------------
          Total depreciation and amortization   $   1,161,915
                                                =============

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is management's representation of the financial position of the Company as of March 31, 2000 and the results of operations of the Company for the three months ended March 31, 1999 and 2000. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto, and with the Company's consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

OVERVIEW

     EarthCare engages in services relating to the nonhazardous liquid waste ("NLW") industry. These services include bulk liquid waste transportation, liquid waste collection, processing, treatment, disposal, maintenance, plumbing and pumping of nonhazardous liquid waste. The customers of EarthCare include restaurants, hospitals, military bases, office buildings, apartments, schools, municipalities, industrial businesses, auto and truck service centers and single family residences.

     EarthCare intends to expand its business in the NLW industry through internal growth from new programs, partnership and affiliate alliances and development of technology and Internet information systems. Future acquisitions may focus more on the oily water and used oil recycling business and will be made with cash, shares of common stock or a combination of cash and common stock.

     The NLW industry serves a basic need - the collection, treatment and disposal of NLW waste. Demand for NLW services is driven primarily by population and the general level of economic activity. Increasing regulation at the federal, state and local level, as well as increased awareness of and demand for, a safer and cleaner environment are creating the need for a more professional and environmentally responsible NLW industry.

GENERAL

     The Company derives the majority of its revenues from commercial and residential services and industrial liquid waste transportation, processing and disposal. Collection fees charged to customers vary per gallon by waste stream according to constituents of the waste, expenses associated with processing the waste and competitive factors. Cost of operations consist of fixed costs such as salaries and benefits and variable costs such as wages and benefits, disposal fees, supplies, maintenance and fuel.

RESULTS OF OPERATIONS

         From its inception on March 19, 1997 through March 31, 2000, the Company has acquired 19 businesses, including IPC and All County in the first quarter 2000. As a result of the Company's numerous acquisitions in recent years, including those in 1999 and 2000, the Company believes that the period-to-period comparisons, although presented below, are not meaningful.

THREE MONTHS ENDED MARCH 31, 2000

         REVENUES: Revenues were $19,990,432 for the three months ended March 31, 2000 compared to $7,815,637 for the comparable period in the prior year. Current period revenues include revenues from each of the businesses acquired during 1999 plus revenues from businesses acquired during the first three-months of 2000 from the date of each 2000 acquisition. Revenues from 1999 acquisitions which were completed after March 31, 1999, (primarily Reifsneider, Magnum and Hulsey) and revenues from 2000 acquisitions (IPC and All County) contributed approximately $12.2 million for the three months ended March 31, 2000.

         COST OF OPERATIONS: Cost of operations for the three months ended March 31, 2000 was $12,910,062 compared with $5,366,251 for the comparable period in the prior year. The dollar increase is due to the growth of the Company through acquisitions, and as a percentage of revenue decreased to 64.6% in 2000 from 68.7% in 1999. Operating costs in the first quarter of 1999 and 2000 were negatively affected by seasonality of the business, integration costs and repair and maintenance costs associated with recent acquisitions.

         GENERAL AND ADMINISTRATIVE EXPENSE: For the three months ended March 31, 2000, general and administrative expense was $4,670,054 compared with $1,526,962 for the comparable period in the prior year. The increase in the current period expense is primarily due to the growth of the Company through 1999 and 2000 acquisitions and integration costs associated with the acquisitions in 2000. The increase also reflects decreases in 1998 bonus and relocation accruals established during 1998 and reversed in the first quarter of 1999 due to changes in estimates.

         SALES, MARKETING AND DEVELOPMENT: For the three months ended March 31, 2000, sales, marketing and development expense totaled $ 1,371,041, as compared to $607,149 in 1999. The 2000 amount reflects ongoing sales efforts from the Company's traditional businesses, as well as marketing and development activities related to new programs such as SeptiShield, SeptiMax and RestaurantCare.com. These new programs reflect the Company's move in late 1999 to increase its focus on internal growth.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization was $1,161,915 for the three months ended March 31, 2000 compared to $344,565 for the comparable period of 1999. The increase is due to the 1999 and 2000 acquisitions.

         INTEREST EXPENSE: Interest expense for the three months ended March 31, 2000 was $1,735,938, compared to $222,309 in the comparable 1999 period. Interest was incurred at an average rate of approximately 10.3% during the three months ended March 31, 2000 and 7.09% in the compared 1999 period. The increase in interest expense resulted primarily from the debt incurred in connection with the 1999 and 2000 acquisitions and the increase in the average borrowing rate.

         INCOME TAX PROVISION: The Company recorded no benefit for income taxes for the three months ended March 31, 1999 or 2000 due to continued losses incurred by the Company. As the Company continues to grow, management will evaluate the realizability of the loss carryforward and adjust the valuation allowance accordingly.

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

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had cash of $581,698 and a working capital of $4,678,269. During the three months ended March 31, 2000, the Company's net cash used in operating activities totaled $4,385,210, of which $1,858,578 was due to the net loss and $3,933,181 was due to changes in operating assets and liabilities, excluding the effect of acquired businesses. Such amounts were partially offset by non-cash charges of $1,406,549, excluding the effect of required businesses, primarily depreciation and amortization of goodwill.

     The Company used $39,563,279 in investing activities during the three months ended March 31, 2000. This amount is primarily composed of $37,004,926 related to the IPC and All County acquisitions and $1,921,003 related to other capital expenditures.

     Net cash provided by financing activities for the three months ended March 31, 2000 totaled $44,248,184. This amount reflects proceeds of $47,737,500 from the issuance of long-term debt, partially offset by $2,020,941 in repayments of long-term debt and $1,468,375 in debt issues costs.

     The long term debt to equity ratio at December 31, 1999 and March 31, 2000 was 2.4 to 1 and 3.3 to 1, respectively. As a result of the amendment to the Credit Agreement no long-term debt is due until 2003.

     The Company has a revolving credit agreement with the Bank of America, which as amended as of February 15, 2000 (the "Credit Agreement"), allows the Company to borrow up to $60 million. The Company may obtain up to $5 million in letters of credit, subject to availability under the Credit Agreement. Interest is payable monthly at variable rates, depending on the Company's Funded Debt to EBITDA (as defined in the Credit Agreement), but is capped at LIBOR plus 3.25%. The Credit Agreement expires February 15, 2003, is collateralized by a first lien on substantially all assets of the Company and requires the Company to maintain certain financial covenants. As of March 31, 2000, the outstanding balance under the Credit Agreement was $57,900,000. Two of the Company's primary shareholders are guarantors of up to $10 million of the debt outstanding. In addition, on April 14, 2000, the Credit Agreement was amended to waive compliance with certain covenants, modify certain financial covenants and increase the guaranty of the two primary shareholders to $20 million. Availability of funds under the Credit Agreement is limited by the requirement that the Company comply with various loan covenants. The Company's primary requirements for capital (other than those related to acquisitions) consist of purchasing vehicles and equipment used in the operation of its businesses. At March 31, 2000, the Company had approximately $2.1 million available for borrowing under the Credit Agreement. At May 1, 2000, the Company had approximately $1.2 million available for borrowing under the Credit Agreement.

     On October 11, 1999, the Company completed a $15 million private placement of its 10% Convertible Debentures, due October 31, 2006 (the "Debentures"). As of December 31, 1999, $13,962,500 of the Debentures were outstanding. The remaining $1,037,500 of Debentures were issued in January 2000. The Company incurred $867,000 in debt issuance costs associated with the Debentures, which is being amortized over the term of the debt. The Credit Agreement with Bank of America was amended to allow for the issuance of the Debentures. The debentures accrue interest at 10% per annum from the date of issuance, payable quarterly
(i) for the first two years, through the issuance of additional Debentures at the option of the Company, (ii) for the next two years, in cash, unless prohibited by senior lender covenants (in which event the interest may be paid by issuance of additional Debentures), and (iii) thereafter, in cash. The Debentures are unsecured obligations of the Company and are subordinated in right of payment to existing and future senior indebtedness of the Company. The Debentures are convertible at any time at the election of the holder into shares of Common Stock, at a price per share equal to $11.50 per share, subject to downward adjustment based on certain antidilution provisions, as provided in the Debenture agreement. In February 2000, the conversion price was reduced to $6.663 per share as a result of warrants which were issued with the Company's Notes, as discussed below. The Debentures not previously called or converted will be due and payable on October 31, 2006. Approximately 33% was purchased by two of the Company's primary shareholders.

     On February 16, 2000, the Company completed a $20 million private placement of its 12% Subordinated Notes, due February 2008 (the "Notes"). The Company also issued warrants to purchase, at an exercise price of $6.663 per share, 400,000 shares of the Company's Common Stock with the Notes. The warrants are exercisable for five years from the date of issuance. The estimated fair value of such warrants was approximately $680,000 on the date of issuance. The Credit Agreement with Bank of America was amended to allow for the issuance of the Notes. The Notes accrue at 12% per annum from the date of issuance, payable semi-annually on September 30 and March 30, in each year commencing on September 30, 2000. The Company may pay interest by issuing shares of common stock, in aggregate principal amount equal to interest due and payable on an interest payment date as provided in the note agreement. In addition, the interest due and payable on September 30, 2000, may be deferred to March 30, 2001, as provided in the note agreement. Approximately 75% of the Notes were purchased by two of the Company's primary shareholders.

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

     The Company believes that cash on hand, cash flows from operations, and funds available under the Credit Agreement, will be adequate to meet the Company's working capital needs and discretionary capital expenditures for 2000.

     The Company intends to continue to pursue internal growth and strategic acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions primarily through a combination of cash on hand, borrowings under the Credit Agreement and the issuance of shares of common stock and/or preferred stock.

YEAR 2000

         Prior to 2000, the Company had conducted operations for less than two years. The Company selected Year 2000 compliant hardware and software for its computing needs and began implementation of these new systems during the fourth quarter of 1998, which implementation was to ensure proper processing of transactions relating to the Year 2000 and beyond. The company completed the conversion of all systems in the fourth quarter of 1999 and incurred total costs for its Year 2000 compliant hardware, systems and software of $932,000, $363,000 of which has been expensed.

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

         EarthCare will continue to monitor internal Year 2000 compliance issues and the Year compliance of its suppliers and customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        Eldredge Wastewater Management Company ("Eldredge") instituted an arbitration proceeding before the American Arbitration Association against EarthCare for an alleged breach of contract. EarthCare purchased certain assets owned by Eldredge under the terms of an Asset Purchase Agreement between EarthCare and Eldredge. As a condition of the closing of the acquisition, EarthCare entered into a separate agreement with an affiliate of Eldredge, for the disposal of oily wastes collected by EarthCare within a defined territory. Eldredge alleged that EarthCare breached such agreement in that EarthCare allegedly had not brought the oily wastes collected within the area included within such agreement to the affiliate for disposal. Arbitration proceedings for the claim were completed in April 2000 but no decision has been rendered. EarthCare zealously presented its position that it has not breached the agreement and does not believe that a decision, even if favorable to Eldredge, will have a material adverse effect on EarthCare's business or operations.

        On April 19, 2000, World Fuel Services ("WFS") filed a Demand for Arbitration against EarthCare, which requests damages in the approximate amount of $3.7 million plus interest, late fees, court costs and attorneys fees, alleging breach of contract. Pursuant to the terms of Stock Purchase Agreement between WFS and EarthCare dated as of January 12, 2000, the parties have agreed to arbitrate in Miami-Dade County, Florida. EarthCare plans to zealously present its positions and does not believe, at this point, that a decision, even if favorable to WFS will have a material adverse effect on EarthCare's business or operations.

        Additionally, from time to time, EarthCare may be or become involved in litigation and claims arising out of the ordinary course of its business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

    27.1     Financial Data Schedule (For SEC use only)

    (b) Reports on Form 8-K

        EarthCare Company filed a report on Form 8-K on February 29, 2000, in which the Company announced that it had entered into a stock purchase agreement with World Fuel Services to acquire its oil recycling services division, International Petroleum Corporation. EarthCare Company also filed a report on Form 8-K on March 23, 2000, in which the Company announced that it had entered into a stock purchase agreement with All County Resources Management Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 18, 2000




                                               By: /s/ Harry Habets
                                                   ----------------------------
                                                   Harry Habets,
                                                   President and Chief
                                                   Operating Officer




                                               By: /s/ Dan Self
                                                   ----------------------------
                                                   Dan Self,
                                                   Controller and Chief
                                                   Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  27.1                      Financial Data Schedule