Form 10-Q
period 2000-06-30
EARTHCARE CO
filed 2000-08-14
CIK 1057489

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OR 1934

                  For the quarterly period ended June 30, 2000

                                       or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________.

                        Commission File Number: 000-24685

                                EarthCare Company
             (Exact name of registrant as specified in its charter)

                Delaware                                        58-233973
       (State of incorporation                               (IRS employer
            or organization)                             identification number)

14901 Quorum Drive, Suite 200, Dallas, Texas                     75240
  (Address of principal executive office)                      (Zip code)

                                  972-858-6025
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of outstanding shares of the registrant's common stock, par value $.0001 per share, was 13,199,723 on August 11, 2000.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [X] No

================================================================================

                                EARTHCARE COMPANY

                                INDEX TO CONTENTS


DESCRIPTION OF CONTENTS                                                                     PAGE NUMBER
-----------------------                                                                     -----------
Introduction............................................................................        3

PART I - Financial Information

Item 1 - Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets at June 30, 2000 and
         December 31, 1999..............................................................        5
     Condensed Consolidated Statements of Operations for the
         Three- and Six-Months ended June 30, 2000 and 1999.............................        6
     Condensed Consolidated Statements of Cash Flows for the
         Six-Month Periods ended June 30, 2000 and 1999.................................        7
     Notes to Condensed Consolidated Financial Statements...............................        8

Item 2 - Management's Discussion and Analysis of Financial Condition and
     Results of Operations..............................................................       13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....................       18

PART II - Other Information

Item 1 - Legal Proceedings..............................................................       19

Item 2 - Changes in Securities..........................................................       19

Item 3 - Defaults Upon Senior Securities................................................       19

Item 4 - Submission of Matters to a Vote of Security Holders............................       19

Item 5 - Other Information..............................................................       20

Item 6 - Exhibits and Reports on Form 8-K...............................................       20

Signature...............................................................................       20

                                    FORM 10-Q

                                  INTRODUCTION
           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q, including information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in certain documents on file with the Securities and Exchange Commission constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (together, the "Acts"). In addition, when used in this Form 10-Q, we intend the words "may", "believe," "intend," "anticipate," "plan," "expect" and similar expressions to identify forward-looking statements. We desire to take advantage of the "safe-harbor" provisions of the Acts and are including this special note to enable us to do so. Forward-looking statements included in this Form 10-Q, or hereafter included in other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. We believe the following risks, uncertainties and other factors could cause such material differences to occur:

1. Our ability to compete with other non-hazardous liquid waste ("NLW") service providers. The NLW business is highly competitive and the entrance of new competitors or the expansion of operations by existing competitors in our markets could adversely affect our plans and results of operations.

2. Our ability to profitably grow our existing operations, including growth at current and future company owned locations.

3. The development of internal methods for disposition of NLW by current and potential customers of the Company.

4. Our ability to grow through the acquisition and development of NLW companies or businesses, and to identify suitable acquisition candidates at a reasonable cost, and to profitably operate and successfully integrate acquired operations into our other operations. We expect competition to exist in the industry to acquire these candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices.

5. Our ability to minimize any potential liabilities, including environmental liabilities, resulting from the acquisition of NLW service providers or to obtain adequate insurance to mitigate any potential exposure to us from these liabilities. We have obtained representations from the sellers of acquired businesses that no undisclosed liabilities exist and certain rights to indemnification from the sellers for any liabilities. There can be no assurance, however, that undisclosed liabilities do not exist or that we will receive any compensation pursuant to our rights to indemnification.

6. Our ability to comply with existing and future rules and regulations of various federal, state and local governmental agencies. Environmental laws and regulations are, and will continue to be, a principal factor affecting the marketability of the services provided by us. Changes in these laws or regulations may affect our operations by imposing additional regulatory compliance costs on us, requiring the modification of or adversely affecting the market for our NLW services.

7. Our strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board of Directors. In addition, approximately 44% of our outstanding common stock is held by affiliates.

8. Our ability to attract qualified management and retain key personnel of acquired NLW service providers.

9. Our ability to secure the capital and the related costs of such capital necessary to fund our future growth through acquisition and development, as well as internal growth.

10. Changes in general economic conditions that may affect the demand for our liquid waste collection, processing and disposal services.

11.  Changes in weather conditions that may affect demand for our services.

12. Our ability to develop national and regional accounts for our liquid waste management services and other marketing programs.

13. Change in demand for by-products we recover from certain liquid waste streams.

         The foregoing review of significant factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosures previously made by us.

                                EARTHCARE COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           JUNE 30, 2000    DECEMBER 31, 1999
                                                                           -------------    -----------------
                                                                                     (Unaudited)
                               ASSETS

Current assets:
   Cash and cash equivalents .........................................     $     974,644      $     282,003
   Accounts receivable, net of allowance for doubtful accounts of
     $1,194,000 and $412,000, respectively ...........................        14,943,081          8,582,145
   Prepaid expenses and other current assets .........................         3,685,682          1,898,029
                                                                           -------------      -------------
     Total current assets ............................................        19,603,407         10,762,177

Property, plant and equipment, net ...................................        55,835,563         30,877,976

Intangible assets, net ...............................................        56,519,259         29,582,485
Other long-term assets, net ..........................................         6,369,177          3,938,054
                                                                           -------------      -------------
       Total assets ..................................................     $ 138,327,406      $  75,160,692
                                                                           =============      =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................................     $   7,073,479      $   4,873,594
   Accrued expenses ..................................................         8,359,103          3,183,786
   Current portion of long-term debt .................................        59,635,682            278,434
                                                                           -------------      -------------

     Total current liabilities .......................................        75,068,264          8,335,814

Long-term debt .......................................................        35,602,917         47,209,154

Stockholders' equity:
   Preferred stock, $.0001 par value; 30,000,000 shares authorized,
     no shares issued and outstanding ................................                --                 --
   Common stock, $.0001 par value; 70,000,000 shares authorized,
     13,199,723 and 11,250,793 shares issued, respectively............             1,320              1,125
   Additional paid-in-capital ........................................        52,127,185         37,661,400
   Accumulated deficit ...............................................       (24,472,280)       (18,046,801)
                                                                           -------------      -------------
     Total stockholders' equity ......................................        27,656,225         19,615,724
                                                                           -------------      -------------
       Total liabilities and stockholders' equity ....................     $ 138,327,406      $  75,160,692
                                                                           =============      =============


     See accompanying notes to condensed consolidated financial statements.

                                EARTHCARE COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Three months ended June 30,         Six months ended June 30,
                                            ------------------------------      ------------------------------
                                                2000              1999              2000             1999
                                            ------------      ------------      ------------      ------------
                                                                        (Unaudited)
Revenues ..............................     $ 23,003,723      $ 10,051,473      $ 42,994,155      $ 17,867,110

Expenses:
   Cost of operations .................       14,316,945         6,447,107        27,227,007        11,813,358
   General and administrative .........        6,991,642         2,096,194        11,661,696         3,623,156
   Sales, marketing and development ...        1,603,515           732,740         2,974,556         1,339,889
   Depreciation and amortization ......        1,981,250           594,871         3,143,165           939,436
                                            ------------      ------------      ------------      ------------
     Operating expenses ...............       24,893,352         9,870,912        45,006,424        17,715,839
                                            ------------      ------------      ------------      ------------

Income (loss) from operations .........       (1,889,629)          180,561        (2,012,269)          151,271

Interest expense and other:
   Interest expense ...................        2,677,272           406,003         4,413,210           628,312
   Other ..............................               --           180,615                --           203,859
                                            ------------      ------------      ------------      ------------
                                               2,677,272           586,618         4,413,210           832,171
                                            ------------      ------------      ------------      ------------

Income (loss) before income taxes .....       (4,566,901)         (406,057)       (6,425,479)         (680,900)

Income tax provision (benefit) ........               --           (53,000)               --           (53,000)
                                            ------------      ------------      ------------      ------------

Income (loss) before extraordinary
   item ...............................       (4,566,901)         (353,057)       (6,425,479)         (627,900)

Extraordinary item - gain on early
   retirement of debt (net of
   income taxes of $53,000) ...........               --            86,817                --            86,817
                                            ------------      ------------      ------------      ------------
Net income (loss) .....................     $ (4,566,901)     $   (266,240)     $ (6,425,479)     $   (541,083)
                                            ============      ============      ============      ============
Net  income (loss) per share -
 basic and diluted:
   Income (loss) before
     extraordinary item ...............     $      (0.36)     $      (0.03)     $      (0.53)     $      (0.06)
   Extraordinary item .................               --              0.01                --              0.01
                                            ------------      ------------      ------------      ------------
   Net income (loss) ..................     $      (0.36)     $      (0.03)     $      (0.53)     $      (0.05)
                                            ============      ============      ============      ============
Weighted average number of common
     shares ...........................       12,606,613        10,162,162        12,098,619         9,930,561


      See accompanying notes to condensed consolidated financial statements

                                EARTHCARE COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Six months ended June 30,
                                                                               2000                1999
                                                                           -------------      -------------
                                                                                     (Unaudited)
Cash flows from operating activities:
   Net loss ..........................................................     $  (6,425,479)     $    (541,083)
   Adjustments to cash flows for non-cash items:
     Depreciation and amortization ...................................         3,143,165            939,436
     Loss on disposal of assets ......................................                --            203,859
     Deferred income tax provision (benefit) .........................                --            (10,677)
     Gain on early extinguishments of debt ...........................                --           (139,817)
     Other non-cash expenses .........................................         3,218,268            (10,364)
   Changes in current assets and liabilities, excluding the
       effects of acquired businesses:
     Accounts receivable .............................................        (6,821,255)        (1,892,868)
     Prepaid expenses ................................................          (920,234)          (762,808)
     Accounts payable ................................................         1,512,022            643,576
     Accrued expenses and other activity .............................         1,367,424          1,401,026
                                                                           -------------      -------------
       Cash used for operating activities ............................        (4,926,089)          (169,720)
                                                                           -------------      -------------

Cash flows from investing activities:
   Capital expenditures for property, plant, equipment and
     software development ............................................        (5,365,286)        (2,739,173)
   Businesses acquired ...............................................       (37,364,668)       (14,953,606)
   Issuance of notes receivable ......................................        (1,143,117)           349,515
   Collection of notes receivable ....................................            15,487                 --
   Other activity ....................................................          (272,040)          (316,898)
                                                                           -------------      -------------
       Cash used for investing activities ............................       (44,129,624)       (17,660,162)
                                                                           -------------      -------------
Cash flows from financing activities:
   Proceeds from long-term debt ......................................        55,646,948         19,257,800
   Payments on long-term debt ........................................        (8,310,219)        (1,929,000)
   Payment of debt issue costs .......................................        (1,468,375)                --
   Sale of common stock ..............................................         3,880,000                 --
   Exercise of stock options and warrants ............................                --             39,712
                                                                           -------------      -------------
       Cash provided by financing activities .........................        49,748,354         17,368,512
                                                                           -------------      -------------
Net increase (decrease) in cash and cash equivalents .................           692,641           (461,370)
Cash and cash equivalents, beginning of period .......................           282,003          1,039,594
                                                                           -------------      -------------
Cash and cash equivalents, end of period .............................     $     974,644      $     578,224
                                                                           =============      =============

Supplemental non-cash investing and financing activities:
   Notes payable issued for businesses acquired ......................     $          --      $     200,000
   Common stock issued for businesses acquired .......................     $   9,905,981      $   7,829,150
   Fair value of warrants issued for debt issue costs and other
     services rendered ...............................................     $     691,002      $     217,743


     See accompanying notes to condensed consolidated financial statements.

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


1.       BUSINESS AND BASIS OF PRESENTATION

         EarthCare Company ("EarthCare" or the "Company") and its subsidiaries primarily engage in services related to non-hazardous liquid waste ("NLW"). We are organized in two business segments: EarthAmerica and EarthLiquids. EarthAmerica provides NLW collection, processing, treatment, disposal, bulk transportation, pumping, plumbing and maintenance services from its operating locations in New York, New Jersey, Pennsylvania, Florida, Georgia and Texas. EarthAmerica serves customers consisting of single family residences, restaurants, auto and truck service centers, industrial businesses, office buildings, apartments, schools, municipalities, hospitals and military bases. EarthLiquids' operating locations in Florida, Delaware, Maryland and Louisiana provide used oil and oil wastewater collection, disposal and processing services for commercial and government customers consisting primarily of auto and truck service centers and industrial and government facilities. EarthLiquids' operating locations also process and refine used oil products for resale to commercial customers.

         CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements comprise the accounts of EarthCare Company and its subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies we have followed to prepare the condensed consolidated financial statements are consistent with the accounting policies described in the Company's notes to consolidated financial statements in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 1999.

         INTERIM FINANCIAL INFORMATION

         The accompanying interim financial statements and information are unaudited. We have omitted or condensed certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, although we believe that the disclosures included herein are adequate to make the information presented not misleading. You should read these interim financial statements in conjunction with the Company's consolidated financial statements for the year ended December 31, 1999. We have included in the interim financial statements all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, its results of operations and its cash flows. We do not believe that the operating results for any particular interim period are necessarily indicative of the operating results for a full year.

         We derived the financial information for the year ended December 31, 1999 from our audited financial statements for the same year that are included in the Company's 1999 Annual Report to Shareholders.

         INCOME (LOSS) PER SHARE AND WEIGHTED SHARES

         We have not presented separated basic and diluted net loss per share information because the incremental shares used to determine net loss per share would be anti-dilutive. There is no difference between the basic and diluted weighted average shares for the periods presented.

         SOFTWARE DEVELOPMENT COSTS

         We capitalize the internal software development costs related to ISNetworld's software products. Capitalized costs include internal and external programming labor costs. Capitalized software costs related to ISNetworld's software products will be amortized over the expected useful lives of the software products. We also capitalize the internal and external software costs, consisting primarily of internal

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


programming labor costs and external contract programming, for our operating software systems. Such costs will be amortized over the expected useful lives of the software, currently expected to be five years. As of June 30, 2000, we had not recognized any amortization related to these capitalized costs as the ISNetworld software products were not yet completed and the internal operating system development was not yet completed.

3.       ACQUISITIONS

         Our acquisitions during 2000 have been accounted for following the purchase method. We allocated the aggregate acquisition cost to the net assets acquired based on the fair market value of such net assets. We allocated the excess of the aggregate acquisition cost over the fair market value of the tangible net assets acquired to goodwill and are amortizing the goodwill over a 20 year useful life. We included the operating results of such companies in our historical results of operations for all periods following the acquisitions.

         On February 15, 2000, we acquired all of the outstanding capital stock of World Fuel Services Corporation's oil recycling services division, International Petroleum Corporation ("IPC"). IPC became part of our EarthLiquids segment and operates used oil, used oil filters and oily wastewater collection and refining plants in Florida, Delaware and Louisiana. We acquired IPC for $28,000,000 in cash and issued 750,458 shares of EarthCare's common stock. We recorded goodwill of approximately $18,674,000 for the IPC acquisition.

         In April 2000, World Fuel Services ("WFS") filed a demand for arbitration against EarthCare alleging breach of contract, which requests damages in the approximate amount of $3.7 million plus interest, late fees, court costs and attorneys fees. In accordance with the terms of an acquisition agreement, the parties have agreed to arbitrate this matter in Miami-Dade County, Florida. EarthCare plans to zealously present its position and does not believe, at this point, that a decision, even if favorable to WFS, will have a material adverse effect on EarthCare's business, financial condition, results of operations or cash flows. Arbitration proceedings are currently scheduled to begin in December 2000.

         On March 10, 2000, we acquired all of the outstanding capital stock of All County Resource Management Corporation ("All County"), an NLW collection, treatment, transportation and disposal services company located in New Jersey. All County has been added to our EarthAmerica segment. We acquired All County for $7,800,000 in cash and 598,686 shares of EarthCare's common stock. We recorded goodwill of approximately $6,707,000 for the All County acquisition.

         The following table presents the pro forma results of operations as if all the acquisitions since December 31, 1998 had occurred at the beginning of the periods presented. Pro forma adjustments reflect additional amortization expense since the goodwill and intangible assets are amortized for a full period. Pro forma adjustments also reflect additional interest expense due to the related debt being outstanding for a full period. Income taxes have not been provided within the pro forma operating results due to the pro forma net losses. Such pro forma results do not purport to be indicative of what would have occurred had the businesses actually been acquired as of those dates or results which may occur in the future.

                                          Three months ended June 30,          Six months ended June 30,
                                             2000              1999             2000              1999
                                        -------------     -------------     -------------     ------------

Revenue ...........................      $23,003,723       $21,447,829       $47,295,476       $42,291,563
Net income (loss) .................      $(4,566,901)      $(1,204,890)      $(6,530,643)      $(2,346,014)
Net income (loss) per share .......          $ (0.35)          $ (0.09)          $ (0.49)          $ (0.18)

         In July 2000, we acquired approximately 44% of the outstanding common stock of Liberty Waste, Inc., a solid waste collection and disposal company located in Florida, with 356,000 shares of EarthCare common stock. We intend on acquiring the remaining 56% of the outstanding common stock of Liberty, subject to obtaining approval from our lenders. One of our controlling shareholders has provided approximately $8.5 million in subordinated debt financing to Liberty Waste. The following table presents

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


the pro forma results of operations as if all the acquisitions since December 31, 1998, including acquisition of 100% of the common stock of Liberty Waste, had occurred at the beginning of the period presented. We have applied similar pro forma adjustments as those described in the first preceding paragraph to these pro forma operating results.

                                          Three months ended June 30,          Six months ended June 30,
                                            2000              1999              2000              1999
                                        -------------     -------------     -------------     -------------

Revenue ...........................      $27,092,223       $25,536,329       $55,472,476       $50,468,563
Net income (loss) .................      $(4,776,919)      $(1,414,908)      $(6,950,680)       (2,766,051)
Net income (loss) per share .......          $ (0.34)          $ (0.12)          $ (0.50)          $ (0.20)

4.       DEBT

         In April 2000, the Company and its lenders amended EarthCare's credit agreement to modify, among other matters, certain restrictive financial covenants. As of June 30, 2000, we were required to maintain interest coverage of 2.0 to 1, maximum leverage coverage of 4.5 to 1, senior leverage coverage of
3.7 to 1 and a minimum net worth of $22,000,000 plus 75% of changes to stockholders' equity since March 31, 2000. We have fixed the interest rate on $30,000,000 of our outstanding balance of our revolving line of credit at approximately 10.25% with interest rate swap agreements. We pay interest at prime + 2% or LIBOR, with a margin of 3.25%, on the remaining $30,000,000.

         As of June 30, 2000, we did not comply with certain restrictive financial covenants contained in our credit agreement, specifically certain interest and leverage coverage ratios. At the time of the filing of this report, our lenders have not waived compliance with covenants that we exceeded at June 30, 2000. We are currently negotiating with our lenders to revise the terms of our credit agreement and establish financial and other covenants for the next year. Although we believe that it is likely that we will reach satisfactory terms with our lenders, the terms of an amendment have not been finalized. As a result of our non-compliance with these covenants and the lack of a waiver or signed amendment at the time of the filing of this report, we have classified the outstanding debt under the credit agreement as a current liability. To the extent that we are able to successfully amend the terms of the credit agreement or refinance the outstanding debt under the credit agreement by September 30, 2000, the Notes described below and the 10% subordinated debentures will not be due ahead of their scheduled redemption dates.

         In February 2000, we completed a $20,000,000 private placement of EarthCare's 12% subordinated notes ("Notes") that are due in February 2008. We also issued warrants to purchase over five years up to 400,000 shares of EarthCare's common stock at an exercise price of $6.67 per share. We determined that the estimated fair value of the warrants was approximately $680,000 at the time of the private placement. We included the value of the warrants in other long-term assets and are amortizing the value over the term of the Notes. The Notes accrue interest at 12% per year from the date of issuance with the interest payable semi-annually on March 30 and September 30. We may pay the interest by issuing shares of EarthCare's common stock in an amount equal to the interest payable. We may elect to defer the payment of interest on September 30, 2000 until March 30, 2001. If we do not repay the Notes by September 30, 2000, we are obligated to issue warrants to purchase an additional 400,000 shares of EarthCare's common stock at an exercise price of $6.67. Two of EarthCare's significant shareholders purchased 75% of the Notes.

5.       STOCKHOLDERS' EQUITY

         SALE OF COMMON STOCK

         In June 2000, we completed the sale of 599,700 shares of common stock for $4,000,000 in a private placement. In addition, we issued warrants to purchase 200,000 shares of common stock at $7.00 per share. We used the net proceeds of $3,880,000 to repay a loan of $1,840,000 from one of the Company's controlling shareholders and to repay amounts outstanding under our revolving line of credit.

         OPTIONS AND WARRANTS

         For the three- and six-month periods ended June 30, 2000, there were 1,334,161 options and warrants outstanding at exercise prices ranging from $5.80 to $8.00, 1,462,154 options and warrants

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


outstanding at exercise prices ranging form $10.00 to $16.00, and 737,500 options outstanding at exercise prices ranging from $20.00 to $25.00.

         For the three- and six-month period ended June 30, 1999, there were 627,891 options and warrants outstanding at exercise prices ranging from $5.80 to $6.00, 1,745,904 options and warrants outstanding at exercise prices ranging form $10.00 to $16.00, and 815,000 options outstanding at exercise prices ranging from $20.00 to $25.00.

6.       SEGMENT INFORMATION

         During 1999, we managed the operations of the Company as one business segment - non-hazardous liquid waste collection and disposal. Beginning in 2000, as a result of certain acquisitions and as a result of improvements in the management organization, we manage EarthCare's business in two segments:
EarthAmerica and EarthLiquids. We present below certain summary financial information related to these segments.

                                                                       Three months        Six months
                                                                           ended             ended
                                                                       June 30, 2000      June 30, 2000
                                                                     ----------------   ---------------
Revenue:
     EarthAmerica                                                        $ 13,210,212      $  25,103,175
     EarthLiquids..................................................         9,509,033         17,258,822
     Other.........................................................           284,478            632,158
                                                                         ------------      -------------
         Total revenue.............................................      $ 23,003,723      $  42,994,155
                                                                         ============      =============

Operating income:
     EarthAmerica                                                        $  4,820,898      $   8,933,436
     EarthLiquids..................................................         3,581,402          6,201,554
     Other.........................................................           284,478            632,158
                                                                         ------------      -------------
         Total operating income....................................         8,686,778         15,767,148
     General and administrative expenses...........................         6,991,642         11,661,696
     Sales, marketing and development expenses.....................         1,603,515          2,974,556
     Depreciation and amortization.................................         1,981,250          3,143,165
     Interest and other............................................         2,677,272          4,413,210
                                                                         ------------      -------------
         Net loss..................................................      $ (4,566,901)     $  (6,425,479)
                                                                         ============      =============


                                                                                          June 30, 2000
                                                                                          -------------
Identifiable assets:
     EarthAmerica......................................................................    $  64,501,987
     EarthLiquids......................................................................       61,083,308
     Other.............................................................................       12,742,111
                                                                                           -------------
         Total assets..................................................................    $ 138,327,406
                                                                                           =============


                                                                            Capital      Depreciation and
                                                                         expenditures      amortization
                                                                         ------------    ----------------
Other information for the six months ended June 30, 2000:
     EarthAmerica                                                        $  4,177,259      $   1,641,980
     EarthLiquids..................................................           450,242          1,269,990
     Other.........................................................           737,785            231,195
                                                                         ------------      -------------
         Total.....................................................      $  5,365,286      $   3,143,165
                                                                         ============      =============

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


7.       SEVERANCE, ASSET RECOVERY, ACQUISITION AND OTHER COSTS

         During the three months ended June 30, 2000, we recorded a charge to operations of $2,954,000 that relates to various matters and events that occurred during the period. We have included such charge in general and administrative expenses. Such presentation affects the comparability of the operating results for the periods shown and, partly as a result, we have included additional disclosure about the nature of the charges. We negotiated severance and employment settlement agreements with four former employees and, as a result, have recorded $1,151,000 to cover the cost of such agreements. During the quarter we reviewed the carrying value of our trade accounts receivable and determined that a charge of $1,125,000 was necessary to properly state the trade accounts receivable at their recoverable value. In addition, we reviewed the carrying value of certain other current assets and current liabilities and determined that write-downs and additional accruals of $678,000 were necessary. As part of this amount, we identified $190,000 of acquisition costs that related to acquisition efforts that will not result in completed acquisitions.

                                     ITEM 2
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


OVERVIEW

         EarthCare Company ("EarthCare" or the "Company") and its subsidiaries primarily engage in services related to non-hazardous liquid waste ("NLW"). We are organized in two business segments: EarthAmerica and EarthLiquids. EarthAmerica provides NLW collection, processing, treatment, disposal, bulk transportation, pumping, plumbing and maintenance services from its operating locations in New York, New Jersey, Pennsylvania, Florida, Georgia and Texas. EarthAmerica serves customers consisting of single family residences, restaurants, auto and truck service centers, industrial businesses, office buildings, apartments, schools, municipalities, hospitals and military bases. EarthLiquids' operating locations in Florida, Delaware, Maryland and Louisiana provide used oil and oil wastewater collection, disposal and processing services for commercial and government customers consisting primarily of auto and truck service centers and industrial and government facilities. EarthLiquids' operating locations process and refine used oil products for resale to commercial customers.

         The NLW industry serves a basic need - the collection, treatment and disposal of non-hazardous liquid waste. We believe that primarily population and the general level of economic activity will drive the future demand for NLW services. We also expect that increasing regulation at the federal, state and local level, as well as increased awareness of and demand for a safer and cleaner environment, are creating the need for a more professional and environmentally responsible NLW industry.

STRATEGIC GROWTH

         We intend to expand our business in the NLW industry primarily through internal growth from new customer service programs, partnerships, affiliate alliances and development of technology and Internet information systems. We expect that over the long term, these areas will provide the strategic growth for EarthCare. In addition, we may also continue to grow through select strategic investments in new geographic markets and through certain strategic acquisitions in our EarthAmerica and EarthLiquids segments. The extent to which we successfully grow in the future will be directly affected by, among other factors, our future operating results and cash flows from operations and our ability to attract additional sources of equity or debt financing.

ACQUISITIONS

         As discussed more fully elsewhere in this report, in our Annual Report to Shareholders and in our filings with the Securities and Exchange Commission, we have acquired numerous businesses since the inception of EarthCare. Our results of operations and the comparability of our results of operations from period to period have been affected significantly by businesses acquired in each period.

         We have accounted for our acquisitions using the purchase accounting method. We have included the historical results of operations for our acquisitions in our results of operations from the dates of acquisition. The acquisitions have affected, and will prospectively affect, our results of operations in certain significant respects. Our revenues and operating expenses have been directly affected by the timing of the acquisitions. We have allocated the aggregate acquisition costs, including assumption of debt, to the net assets acquired based on the fair market value of such net assets. The allocations of the purchase prices results in an increase in the historical book value of certain assets, including property and equipment, and will generally result in the allocation of a significant portion of the purchase price to goodwill and intangible assets, which results in incremental periodic amortization expense.

RESULTS OF OPERATIONS

         The results of operations, as a percentage of revenue, are summarized in the table below for the three- and six-month periods ended June 30, 2000 and 1999.

                                     ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                            Three months ended   Six months ended
                                                                  June 30,          June 30,
                                                              2000      1999      2000      1999
                                                             ------    ------    ------    -----
Revenue ..................................................   100.0%    100.0%    100.0%    100.0%
Expenses:
   Cost of operations ....................................    62.2%     64.1%     63.3%     66.1%
   General and administrative - without item below .......    17.7%     20.9%     20.3%     20.3%
   Sales, marketing and development ......................     7.0%      7.3%      6.9%      7.5%
   Depreciation and amortization .........................     8.6%      5.9%      7.3%      5.3%
   General and administrative - severance, asset
     recovery, acquisition and other .....................    12.8%       --       6.9%       --
                                                             -----     -----     -----     -----
       Operating expenses ................................   108.3%     98.2%    104.7%     99.2%
                                                             -----     -----     -----     -----
Income (loss) from operations ............................    (8.3%)     1.8%     (4.7%)     0.8%
Interest and other .......................................    11.6%      5.8%     10.2%      4.6%
                                                             -----     -----     -----     -----
Loss before income taxes .................................   (19.9%)    (4.0%)   (14.9%)    (3.8%)
                                                             =====     =====     =====     =====

THREE MONTHS ENDED JUNE 30, 2000 VERSUS THREE MONTHS ENDED JUNE 30, 1999

         REVENUE

         Revenue amounted to $23,003,723 for the second quarter of 2000, which represented an increase of $12,952,250 or 128.9% over the same quarter in 1999. The businesses we acquired since March 31, 1999 accounted for approximately $10,100,000 of this increase. Our revenue from existing operations increased by approximately $2,900,000 during this period.

         Revenue increased by $3,013,291 or 15.1% from the first quarter of 2000 to the second quarter of 2000. The businesses we acquired since December 31, 1999 accounted for approximately $4,800,000 of increased revenue. Our revenue from existing operations declined by approximately $1,800,000 due primarily to lower revenues in our EarthAmerica operations in Georgia and Florida which have been negatively affected by lower than normal rainfalls in those regions and by an unsuccessful annual series of yellow page advertisements. Our new yellow page advertisements for the upcoming year have been revised and, to date, have been generating increased call volume from our customers. We expect this trend to continue to improve over the next year.

         COST OF OPERATIONS

         Cost of operations amounted to $14,316,945 for the second quarter of 2000, which represented an increase of $7,869,838 or 122.1% over the same quarter in 1999. This increase is primarily related to the acquisitions completed since March 31, 1999 (approximately $8,400,000). Cost of operations from existing operations declined by approximately $500,000 as a result of our integration efforts following completed acquisitions. As a percentage of revenue, cost of operations declined from 64.1% in 1999 to 62.2% in 2000 primarily as a result of the effect of the acquisitions completed in our EarthLiquids segment.

         Cost of operations increased by $1,406,883 or 10.9% during the second quarter of 2000 from the first quarter of 2000. Businesses acquired during the first quarter of 2000 contributed approximately $2,800,000 of this increase as we operated these businesses for a full quarter. Cost of operations from existing operations declined by approximately $1,400,000 due to our integration and cost control efforts. As a percentage of revenue, cost of operations declined from 64.6% during the first quarter of 2000 to 62.2% during the second quarter of 2000, primarily as a result of the EarthLiquids business acquired during the first quarter of 2000.

                                     ITEM 2
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


         GENERAL AND ADMINISTRATIVE EXPENSE

         General and administrative expense, excluding severance, asset recovery, acquisition and other costs described below, amounted to $4,037,642 for the second quarter in 2000, which represented an increase of $1,941,448 or 92.6% over the same period in 1999. This increase is principally due to the acquisitions completed since June 30, 1999. General and administrative expense for the second quarter of 2000 was $632,412 lower than the first quarter of 2000. Increases in general and administrative costs due to companies acquired since December 31, 1999 with a full quarter of ownership by EarthCare were offset by reductions due to integration, cost controls and the capitalization of software development costs.

         SEVERANCE, ASSET RECOVERY, ACQUISITION AND OTHER COSTS

         During the three months ended June 30, 2000, we recorded a charge to operations of $2,954,000 that relates to various matters and events that occurred during the period. We have included such charge in general and administrative expenses. Such presentation affects the comparability of the operating results for the periods shown and, partly as a result, we have included additional disclosure about the nature of the charges. We negotiated severance and employment settlement agreements with four former employees and, as a result, have recorded $1,151,000 to cover the cost of such agreements. During the quarter we reviewed the carrying value of our trade accounts receivable and determined that a charge of $1,125,000 was necessary to properly state the trade accounts receivable at their recoverable value. In addition, we reviewed the carrying value of certain other current assets and current liabilities and determined that write-downs and additional accruals of $678,000 were necessary. As part of this amount, we identified $190,000 of acquisition costs that related to acquisition efforts that will not result in completed acquisitions.

         SALES, MARKETING AND DEVELOPMENT EXPENSE

         Sales, marketing and development expense amounted to $1,603,515 for the second quarter of 2000, which represented an increase of $870,775 or 118.8% over the same quarter in 1999. This increase is primarily related to the acquisitions completed since March 31, 1999. As a percentage of revenue, sales and marketing expense decreased from 7.3% in 1999 to 7.0% in 2000 primarily because the companies acquired since March 31, 1999 had a proportionately smaller sales and marketing infrastructure to support a higher level of revenue. Sales, marketing and development expense for the second quarter of 2000 was $232,474 higher than the first quarter of 2000 due partly to companies acquired since December 31, 1999 (approximately $85,000). In addition, we increased the size and scope of our sales and marketing organization to increase our sales efforts and implement new marketing programs for our residential and restaurant service programs.

         DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization amounted to $1,981,250 for the second quarter of 2000, which represented an increase of $1,386,379 or 233.1% from the same quarter in 1999. This increase is related to the acquisitions completed by EarthCare since March 31, 1999. Depreciation and amortization for the second quarter of 2000 was $819,335 higher than the first quarter of 2000 due primarily to the acquisitions completed by EarthCare since December 31, 1999.

         INTEREST EXPENSE

         Interest expense amounted to $2,677,272 for the second quarter of 2000, which represented an increase of $2,271,269 or 559.4% from the same quarter in 1999. We incurred additional debt, including our revolving line of credit and subordinated debentures, in order to finance acquisitions that we completed after March 31, 1999. Interest expense for the second quarter of 2000 was $941,334 or 54.2% higher than the first quarter of 2000 due primarily to the debt incurred during the first quarter being outstanding for a complete quarter and to a lesser extent due to the increase in the interest rates during the quarter.

         INCOME TAXES

         We did not provide for income taxes during the periods. EarthCare generated a tax loss during the periods and we have not recognized the future benefit of the tax loss.

                                     ITEM 2
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


SIX MONTHS ENDED JUNE 30, 2000 VERSUS SIX MONTHS ENDED JUNE 30, 1999

         REVENUE

         Revenue amounted to $42,994,155 during the six months ended June 30, 2000, which represented an increase of $25,127,045 or 140.6% over the same period in 1999. The businesses we acquired since December 31, 1998 accounted for approximately $24,800,000 of this increase.

         COST OF OPERATIONS

         Cost of operations amounted to $27,227,067 during the six months ended June 30, 2000, which represented an increase of $15,413,643 or 130.5% over the same period in 1999 due to our acquisitions completed since December 31, 1998. As a percentage of revenue, cost of operations declined from 66.1% in 1999 to 63.3% in 2000. We attribute this change to our EarthLiquids acquisitions that tend to operate at a lower cost than our EarthAmerica operations.

         GENERAL AND ADMINISTRATIVE EXPENSE

         General and administrative expense, excluding severance, asset recovery, acquisition and other costs described above, amounted to $8,707,696 for the six months ended June 30, 2000, which represented an increase of $5,084,540 or 140.3% over the same period in 1999. This increase is principally due to the acquisitions completed since December 31, 1998 (approximately $4,600,000). In addition, we increased the size of our existing corporate and regional management infrastructure as EarthCare has grown during this period.

         SALES, MARKETING AND DEVELOPMENT EXPENSE

         Sales, marketing and development expense amounted to $2,974,556 for the six months ended June 30, 2000, which represented an increase of $1,634,667 or 122.0% over the same period in 1999. This increase is partly related to the acquisitions completed since December 31, 1998 (approximately $801,000). In addition, we increased the size and scope of our sales and marketing organization to increase our sales efforts and to implement new marketing programs for our residential and restaurant service programs. As a percentage of revenue, sales and marketing expense decreased from 7.5% in 1999 to 6.9% in 2000 primarily because the companies acquired since December 31, 1998 had a proportionately smaller sales and marketing infrastructure to support a higher level of revenue. In addition, our rate of internal revenue growth exceeded the rate at which we increased our sales and marketing organization.

         DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization amounted to $3,143,165 for the six months ended June 30, 2000, which represented an increase of $2,203,729 or 234.6% from the same period in 1999. This increase is related to the acquisitions completed by EarthCare since December 31, 1998.

         INTEREST EXPENSE

         Interest expense amounted to $4,413,210 for the six months ended June 30, 2000, which represented an increase of $3,784,898 or 602.4% from the same period in 1999. We incurred additional debt, including our revolving line of credit and subordinated debentures, in order to finance acquisitions that we completed after December 31, 1998.

         INCOME TAXES

         We did not provide for income taxes during the periods. EarthCare generated a tax loss during the periods and we have not recognized the future benefit of the tax loss.

                                     ITEM 2
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, we did not comply with certain restrictive financial covenants contained in our credit agreement, specifically certain interest and leverage coverage ratios. At the time of the filing of this report, our lenders have not waived compliance with covenants that we exceeded at June 30, 2000. We are currently negotiating with our lenders to revise the terms of our credit agreement and establish financial and other covenants for the next year. Although we believe that it is likely that we will reach satisfactory terms with our lenders, the terms of an amendment have not been finalized. As a result of our non-compliance with these covenants and the lack of a waiver or signed amendment at the time of the filing of this report, we have classified the outstanding debt under the credit agreement as a current liability. To the extent that we are able to successfully amend the terms of the credit agreement or refinance the outstanding debt under the credit agreement by September 30, 2000, the Notes and the 10% subordinated debentures will not be due ahead of their scheduled redemption dates.

         As of June 30, 2000, we had $600,000 available to borrow under our $60,000,000 revolving line of credit and had approximately $700,000 in cash.

         During the six months ended June 30, 2000, we used $4,926,089 in cash for operating activities. We generated approximately $914,000 in operating income and approximately $4,085,000 in EBITDA from our existing operations (excluding the severance, asset recovery, acquisition and other costs of $2,954,000); however, we also invested approximately $4,800,000 in working capital. The growth in our accounts receivable of approximately $6,800,000 outpaced our ability to increase our accounts payable vendor financing (approximately $1,500,000). We funded this use of cash with borrowings under our revolving line of credit and with the private placement of common stock.

         During the second quarter of 2000, we used approximately $541,000 in cash for our operating activities as compared to our use of approximately $4,400,000 during the first quarter of 2000. This improvement was a result of our improved operating results, excluding the severance, asset recovery, acquisition and other costs. In particular, our EBITDA for the second quarter improved by approximately $2,000,000 to approximately $3,000,000. In addition, we improved our accounts payable financing with support from our vendors.

         We expect to generate cash flows from operating activities during the remainder of 2000. We also expect that such cash flow will be sufficient to enable us to service our debt and to fund needed capital expenditures. Our expected level of capital expenditures for the remainder of 2000 will range from $2,000,000 to $3,000,000. If our operating results for the remainder of 2000 do not generate adequate cash flow to service our debt and fund our capital expenditures, we will evaluate other courses of actions. These would include, but are not necessarily limited to, limiting our capital expenditures, reducing the level of our operating costs, disposing of certain assets and evaluating the future of certain locations that may not be performing according to expectations. In addition, during the next twelve months we plan to continue to evaluate sources of additional debt or equity financing for EarthCare.

         We used $44,129,624 in cash for investing activities during the six months ended June 30, 2000. Two businesses, All County and IPC, were acquired for approximately $37.4 million in cash and other consideration. In addition, we used $5.4 million in cash to purchase property and equipment and to fund software development. Management also invested $1.1 million as an increase in a note receivable to fund an investment in a company that is developing a NLW disposal site.

         We generated $49,748,354 in cash from financing activities during the six months ended June 30, 2000. We generated $47.3 million in cash from a net increase in our long-term debt. We issued the remainder of our 10% subordinated debentures ($1.0 million), issued our 12% subordinated notes ($20.0 million) and borrowed $26.3 million under our credit agreement. The proceeds from the debt were used to fund the businesses we acquired, to pay for the debt issuance costs, to finance our capital expenditures and to fund our operating cash flow needs. We used $1,468,375 to pay for debt issue costs in connection with our 10% subordinated debentures, our 12% subordinated notes and the amendment to our credit agreement. In June 2000, we sold 599,700 shares of common stock in a private placement and received net proceeds of $3,880,000. Such proceeds were used to repay a loan of $1,840,000 from one of our controlling shareholders. In July 2000, the remaining proceeds were used to reduce the revolving line of credit.

                                     ITEM 2
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


         Earnings before interest, taxes, depreciation and amortization ("EBITDA") is a commonly used supplemental measurement of a company's ability to generate cash flow and is used by many of the Company's investors and its lenders. Management believes that EBITDA is another measure that demonstrates the cash generating abilities of the Company's businesses. EBITDA should not be considered an alternative to net income in measuring the Company's performance or be used as an exclusive measure of cash flow, because it does not consider the impact of working capital growth, capital expenditures, debt principal reductions or other sources and uses of cash that are included in the consolidated condensed statements of cash flows.

SEASONALITY AND INFLATION

         Our EarthAmerica segment's operating results are subject to variations in the weather patterns in the Northeastern and Southeastern regions. In the Northeastern region, revenue and operating results will tend to be lower during the fourth quarter and first quarter of each year due to the effect of winter weather. In the Southeastern region, revenue and operating results will tend to be higher during the fourth and first quarter of each year due to the influx of seasonal inhabitants to this region in the fall and winter months. The Southeastern region revenue and operating results during the second, third and fourth quarters of each year will also be directly affected by the amount of rainfall in the region.

         Our EarthLiquids segment is subject to variations in the prices of virgin and used oil products. Our pricing for our oil products varies in relation to the prices for virgin oil and natural gas products. To the extent that the pricing for virgin oil products varies over time, the revenues we generate from the sales of used oil products will also vary and may have a significant effect on the results of our operations. In addition, the cost to operate all of our vehicles is directly affected by the prices of diesel fuel and other finished oil and gasoline products.

         We believe that seasonality, inflation and changing prices, except to the extent disclosed above, have not had and are not expected to have, any material adverse effect on our results of operations in the near future.

FINANCIAL ACCOUNTING STANDARDS

         The Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 133, 137 and 138, all related to the accounting for derivative instruments and derivative activities, that are effective for annual reporting periods beginning after June 15, 2000. We are required to adopt this standard during our fiscal year ending December 31, 2000. The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition, that is required to be adopted beginning with the quarterly reporting period ended December 31, 2000. We are in the process of evaluating the effects, if any, of adopting these two new pronouncements.

                                     ITEM 3
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's revolving line of credit provides for interest to be charged at the prime rate or at a LIBOR rate plus a margin of 3.25%. We have entered into interest rate swap agreements that have fixed the interest rate for $30.0 million of our revolving line of credit. Based on the Company's current level of outstanding revolving line of credit that is subject to variable interest rates, a 1.0% increase in interest rate would result in a $0.3 million annual change in interest expense. The remainder of the Company's debt is at fixed interest rates that are not subject to changes in interest rates. We have $15.6 million in outstanding convertible debentures, all of which may be converted into approximately 2.6 million shares of common stock at a rate of $6.00 per share. For every $1.00 that the share price of the Company's common stock rises above $6.00, the holders of the debentures, if they converted their debentures to common stock, would benefit by approximately $2.6 million. We do not own, now are we obligated under, other significant debt or equity securities that would be affected by fluctuations in market risk. We do not hold or issue derivative financial instruments for speculation or trading purposes.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         Except as noted below, there have been no significant changes to ongoing litigation matters during the quarterly reporting period ended June 30, 2000. Additionally, from time to time, EarthCare is or may become involved in litigation and claims arising out of the ordinary course of business.

         During the quarter ended June 30, 2000, EarthCare was successful in its arbitration proceedings with Eldredge Wastewater Management Company ("Eldredge"). EarthCare purchased certain assets owned by Eldredge under the terms of an asset purchase agreement. As a condition of the closing of the acquisition, EarthCare entered into a separate agreement with an affiliate of Eldredge for the disposal of oily wastes collected by EarthCare within a defined territory. Eldredge alleged that EarthCare breached such agreement in that EarthCare allegedly had not brought the oily wastes collected within the area included within such agreement to the affiliate for disposal. Arbitration proceedings were completed in April 2000.

         In April 2000, World Fuel Services ("WFS") filed a demand for arbitration against EarthCare alleging breach of contract, which requests damages in the approximate amount of $3.7 million plus interest, late fees, court costs and attorneys fees. In accordance with terms of an acquisition agreement, the parties have agreed to arbitrate this matter in Miami-Dade County, Florida. EarthCare plans to zealously present its position and does not believe, at this point, that a decision, even if favorable to WFS, will have a material adverse effect on EarthCare's business, financial condition, results of operations or cash flows. Arbitration proceedings are currently scheduled to begin in December 2000.

ITEM 2 - CHANGES IN SECURITIES

         We intend to file a post-effective amendment to our registration statement on Form S-1 in order to register shares of common stock which would be available for the conversion of subordinated debentures, for use in future acquisitions and for sale by existing shareholders. Due to the timing of the filing of the registration statement, the conversion price for the 10% subordinated debentures was decreased from $6.67 to $6.00.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held the Annual Meeting of our shareholders on May 25, 2000 at our corporate offices in Dallas, Texas. Shareholders who owned common stock as of April 20, 2000 voted on the following proposals:

                                                                         Shareholder votes
                                                            ---------------------------------------------
Proposals presented to shareholders                            For             Against           Abstain
                                                            ----------        ---------        ----------
1.   Election of directors for term expiring in 2003:
       Harry M. Habets...................................    9,043,153               405            7,259
       Brian Rosborough..................................    9,043,028               530            7,259
       William M. Addy...................................    9,013,237            30,321            7,259

2.   Election of director for term expiring in 2002 -
       Philip S. Siegel..................................    9,041,053             7,589            2,175

3.   Ratification of appointment of independent
       public accountants, PricewaterhouseCoopers LLP....    9,044,747             5,445              625

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

              27.1     Financial Data Schedule

     (b)      Reports on Form 8-K

              On May 1, 2000, we filed a Current Report on Form 8-K covering the following matters: (1) announcement of restated operating results for the quarterly reporting periods ended March 31, 1999, June 30, 1999 and September 30, 1999; (2) status of our search for a Chief Financial Officer; (3) announcement of the signing of a management agreement with Liberty Waste, Inc., a solid waste company; and (4) announcement that two directors resigned and two new directors were appointed.

              On May 1, 2000, we filed a Current Report on Form 8-K/A to provide the audited historical financial statements and the unaudited historical financial statements of International Petroleum Corporation and related entities and to provide our unaudited pro forma financial information relating to this acquired business.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 11, 2000

By:      /s/ William W. Solomon, Jr.
         ---------------------------
         Vice President, Chief Financial Officer and
                  Principal Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
  27.1           Financial Data Schedule