Form 10-Q
period 2000-09-30
EARTHCARE CO
filed 2000-11-14
CIK 1057489

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ________ to ________ .


                        Commission File Number: 000-24685

                                EarthCare Company
             (Exact name of registrant as specified in its charter)

               Delaware                                               58-233973
(State of incorporation or organization)               (IRS employer identification number)

     14901 Quorum Drive, Suite 200, Dallas, Texas                      75240
      (Address of principal executive office)                        (Zip code)

                                  972-858-6025
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    The number of outstanding shares of the registrant's common stock, par value $.0001 per share, was 14,575,723 on November 9, 2000.

    APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING PRECEDING FIVE YEARS.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [X] No


--------------------------------------------------------------------------------

                                EARTHCARE COMPANY

                                INDEX TO CONTENTS


DESCRIPTION OF CONTENTS                                                           PAGE NUMBER
-----------------------                                                           -----------

Introduction .....................................................................    3

PART I - Financial Information

Item 1 - Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets at September 30, 2000 and
         December 31, 1999 .......................................................    5
     Condensed Consolidated Statements of Operations for the
         Three- and Nine-Months ended September 30, 2000 and 1999 ................    6
     Condensed Consolidated Statements of Cash Flows for the
         Nine-Month Periods ended September 30, 2000 and 1999 ....................    7
     Notes to Condensed Consolidated Financial Statements ........................    8

Item 2 - Management's Discussion and Analysis of Financial Condition and
     Results of Operations .......................................................   13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk ..............   19

PART II - Other Information

Item 1 - Legal Proceedings .......................................................   19

Item 2 - Changes in Securities ...................................................   19

Item 3 - Defaults Upon Senior Securities .........................................   20

Item 4 - Submission of Matters to a Vote of Security Holders .....................   20

Item 5 - Other Information .......................................................   20

Item 6 - Exhibits and Reports on Form 8-K ........................................   20

Signature ........................................................................   20

                                    FORM 10-Q

                                  INTRODUCTION
           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-Q, including, without limitation, information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in certain documents on file with the Securities and Exchange Commission constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (together, the "Acts"). In addition, when used in this Form 10-Q, we intend the words "may," "believe," "intend," "anticipate," "plan," "expect" and similar expressions to identify forward-looking statements. We desire to take advantage of the "safe-harbor" provisions of the Acts and are including this special note to enable us to do so. Forward-looking statements included in this Form 10-Q, or hereafter included in other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. We believe the following risks, uncertainties and other factors could cause such material differences to occur:

1. Our ability to compete with other non-hazardous liquid waste ("NLW") and non-hazardous solid waste ("NSW") service providers. The NLW and NSW businesses are highly competitive and the entrance of new competitors or the expansion of operations by existing competitors in our markets could adversely affect our plans and results of operations.

2. Our ability to profitably grow our existing operations, including growth at current and future company owned locations.

3. The development of internal methods for disposition of NLW and NSW by current and potential customers of the Company.

4 Our ability to grow through the acquisition and development of NLW and NSW companies or businesses, to identify suitable acquisition candidates at a reasonable cost, to operate profitably and to integrate acquired operations successfully into our other operations. We expect competition to exist in the industry to acquire these candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices.

5. Our ability to minimize any potential liabilities, including environmental liabilities, resulting from the acquisition of NLW and NSW service providers, or to obtain adequate insurance to mitigate any potential exposure to us from these liabilities. We have obtained representations from the sellers of acquired businesses that no undisclosed liabilities exist, and we have obtained certain rights to indemnification from the sellers for any liabilities. There can be no assurance, however, that undisclosed liabilities do not exist or that we will receive any compensation pursuant to our rights to indemnification.

6. Our ability to comply with existing and future rules and regulations of various federal, state and local governmental agencies. Environmental laws and regulations are, and will continue to be, a principal factor affecting the marketability of the services we provide. Changes in these laws or regulations may affect our operations by imposing additional regulatory compliance costs on us, requiring the modification of or adversely affecting the market for our NLW and NSW services.

7. Our strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board of Directors. Our officers and directors currently beneficially own approximately 45% of our common stock and, as a result, this group may be able to control matters requiring the approval of a majority of the stockholders, such as election of directors. The voting power of these shareholders under certain circumstances could have the effect of delaying or preventing a change in control of the Company.

8. Our ability to attract qualified management and retain key personnel of acquired NLW and NSW service providers.

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

                                EARTHCARE COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 September 30, 2000 December 31, 1999
                                                                 ------------------ -----------------
                                                                             (Unaudited)
                                ASSETS
Current assets:
   Cash and cash equivalents ....................................   $          --    $     282,003
   Accounts receivable, net of allowance for doubtful
     accounts of $1,552,000 and $412,000, respectively ..........      14,272,490        8,582,145
   Prepaid expenses and other current assets ....................       4,442,355        1,898,029
                                                                    -------------    -------------
     Total current assets .......................................      18,714,845       10,762,177

Property, plant and equipment, net ..............................      56,449,869       30,877,976

Intangible assets, net ..........................................      56,106,065       29,582,485
Other long-term assets ..........................................       8,381,361        3,938,054
                                                                    -------------    -------------
          Total assets ..........................................   $ 139,652,140    $  75,160,692
                                                                    =============    =============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .............................................   $   8,832,279    $   4,873,594
   Accrued expenses .............................................       8,370,060        3,183,786
   Current portion of long-term debt ............................         186,405          278,434
                                                                    -------------    -------------
     Total current liabilities ..................................      17,388,744        8,335,814

Long-term debt ..................................................      90,898,381       47,209,154

Stockholders' equity:
   Preferred stock, $.0001 par value; 30,000,000 shares
     authorized, no shares issued and outstanding ...............              --               --
   Common stock, $.0001 par value; 70,000,000 shares
     authorized, 14,575,723 and 11,250,792 shares
     issued, respectively .......................................           1,458            1,125
   Additional paid-in capital ...................................      59,830,548       37,661,400
   Accumulated deficit ..........................................     (28,466,991)     (18,046,801)
                                                                    -------------    -------------
     Total stockholders' equity .................................      31,365,015       19,615,724
                                                                    -------------    -------------
          Total liabilities and stockholders' equity ............   $ 139,652,140    $  75,160,692
                                                                    =============    =============


     See accompanying notes to condensed consolidated financial statements.

                                EARTHCARE COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three months ended          Nine months ended
                                                                    September 30,                September 30,
                                                          ----------------------------    ----------------------------
                                                              2000            1999            2000           1999
                                                          ------------    ------------    ------------    ------------
                                                                                   (Unaudited)
Revenues ..............................................   $ 22,187,880    $ 10,933,644    $ 65,182,035    $ 28,800,754

Expenses:
    Cost of operations ................................     14,869,204       6,704,556      42,096,211      18,517,914
    General and administrative ........................      4,980,089       2,334,750      16,641,787       5,966,075
    Sales, marketing and development ..................      1,763,019         819,528       4,737,576       2,151,248
    Depreciation and amortization .....................      1,714,805         782,552       4,857,970       1,721,988
                                                          ------------    ------------    ------------    ------------
       Operating expenses .............................     23,327,117      10,641,386      68,333,544      28,357,225
                                                          ------------    ------------    ------------    ------------

Income (loss) from operations .........................     (1,139,237)        292,258      (3,151,509)        443,529

Interest expense and other:
    Interest expense ..................................      2,758,591         581,461       7,171,801       1,209,773
    Other .............................................         96,883          46,961          96,883         250,820
                                                          ------------    ------------    ------------    ------------
                                                             2,855,474         628,422       7,268,684       1,460,593
                                                          ------------    ------------    ------------    ------------

Loss before income taxes ..............................     (3,994,711)       (336,164)    (10,420,193)     (1,017,064)

Income tax provision (benefit) ........................             --              --              --         (53,000)
                                                          ------------    ------------    ------------    ------------

Loss before extraordinary item ........................     (3,994,711)       (336,164)    (10,420,193)       (964,064)

Extraordinary item - gain on early retirement
    of debt (net of income taxes of $53,000) ..........             --              --              --          86,817
                                                          ------------    ------------    ------------    ------------
Net loss ..............................................   $ (3,994,711)   $   (336,164)   $(10,420,193)       (877,247)

Net loss per share - basic and diluted:
    Loss before extraordinary item ....................   $      (0.29)   $      (0.03)   $      (0.82)   $      (0.10)
    Extraordinary item ................................             --              --              --            0.01
                                                          ------------    ------------    ------------    ------------
    Net loss ..........................................   $      (0.29)   $      (0.03)   $      (0.82)   $      (0.09)
                                                          ============    ============    ============    ============

Weighted average number of common shares ..............     13,545,218      10,487,586    $ 12,644,300    $ 10,118,276


     See accompanying notes to condensed consolidated financial statements.

                               EARTHCARE COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Nine months ended
                                                                       ---------------------------------------
                                                                       September 30, 2000   September 30, 1999
                                                                       ------------------   ------------------
                                                                                    (Unaudited)
Cash flows from operating activities:
    Net loss ..........................................................   $(10,420,193)        $   (877,247)
    Adjustments to cash flows for non-cash items:
      Depreciation and amortization ...................................      4,857,970            1,721,988
      Loss on disposal of assets ......................................             --              250,820
      Deferred income tax provision (benefit) .........................             --              (10,677)
      Gain on early extinguishment of debt ............................             --             (139,817)
      Other non-cash expenses .........................................      4,587,296               36,665
Changes in current assets and liabilities, excluding
          the effects of acquired businesses:
      Accounts receivable .............................................     (6,150,664)          (2,486,828)
      Prepaid expenses and other current assets .......................     (1,676,907)          (1,032,127)
      Accounts payable ................................................      3,270,822              100,854
      Accrued expenses and other activity .............................      1,358,069            2,027,785
                                                                          ------------         ------------
          Cash used for operating activities ..........................     (4,173,607)            (408,584)
                                                                          ------------         ------------

Cash flows from investing activities:
    Capital expenditures ..............................................     (6,767,343)          (3,639,828)
    Businesses acquired ...............................................    (37,454,678)         (26,609,589)
    Issuance of notes receivable ......................................     (1,385,447)            (475,645)
    Collection of notes receivable ....................................         17,877               37,831
    Other activity ....................................................       (321,095)            (284,296)
                                                                          ------------         ------------
          Cash used for investing activities ..........................    (45,910,686)         (30,971,527)
                                                                          ------------         ------------

Cash flows from financing activities:
    Proceeds from long-term debt ......................................     60,346,948           35,769,733
    Payments on long-term debt ........................................    (17,956,283)          (6,267,071)
    Payment of debt issue costs .......................................     (1,468,375)                  --
    Sale of common stock ..............................................      8,880,000                   --
    Exercise of stock options and warrants and other activity .........             --            1,104,822
                                                                          ------------         ------------
          Cash provided by financing activities .......................     49,802,290           30,607,484
                                                                          ------------         ------------

Net decrease in cash and cash equivalents .............................       (282,003)            (772,627)
Cash and cash equivalents, beginning of period ........................        282,003            1,039,594
                                                                          ------------         ------------
Cash and cash equivalents, end of period ..............................   $         --         $    266,967
                                                                          ============         ============

Supplemental non-cash investing and financing activities:
    Notes payable issued for businesses acquired ......................   $         --         $    200,000
    Common stock issued for businesses acquired .......................   $ 10,045,981         $  7,829,150
    Fair value of warrants issued for debt issue costs and
          other services rendered .....................................   $  1,036,003         $    217,743


     See accompanying notes to condensed consolidated financial statements.

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


1.       BUSINESS AND BASIS OF PRESENTATION

         EarthCare Company ("EarthCare" or the "Company") and its subsidiaries primarily engage in services related to non-hazardous liquid waste ("NLW") and non-hazardous solid waste ("NSW"). We are organized in three business segments:
EarthAmerica, EarthLiquids and EarthCare. EarthAmerica provides NLW collection, processing, treatment, disposal, bulk transportation, pumping, plumbing and maintenance services from its operating locations in New York, New Jersey, Pennsylvania, Florida, Georgia and Texas. EarthAmerica serves customers consisting of single family residences, restaurants, auto and truck service centers, industrial businesses, office buildings, apartments, schools, municipalities, hospitals and military bases. EarthLiquids' operating locations in Florida, Delaware, Maryland and Louisiana provide used oil and oil wastewater collection, disposal and processing services for commercial and governmental customers consisting primarily of auto and truck service centers and industrial and government facilities. EarthLiquids' operating locations also process and refine used oil products for resale to commercial customers. EarthCare, through its 44% owned investment in EarthCare Resource Management of Florida, Inc. ("EarthCare Florida"), provides NSW collection, hauling, transfer and disposal services to residential and commercial customers in the greater Tampa, Florida market.

         CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements comprise the accounts of EarthCare and its wholly owned subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation.

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

         INCOME (LOSS) PER SHARE AND WEIGHTED SHARES

         We have not presented separate basic and diluted net loss per share information because the incremental shares used to determine net loss per share would be anti-dilutive. There is no difference between the basic and diluted weighted average shares for the periods presented.

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


         SOFTWARE DEVELOPMENT COSTS

         We capitalize the internal software development costs related to software products to be sold or to be used to support our operations. Capitalized costs include internal and external programming labor costs. Capitalized software costs related to ISNetworld's software products will be amortized over the expected useful lives of the software products. We also capitalize the internal and external software costs, consisting primarily of internal programming labor costs and external contract programming, for our operating software systems. Such costs will be amortized over the expected useful lives of the software, currently expected to be five years. As of September 30, 2000, the software products were completed. Amortization of the capitalized costs will begin in the fourth quarter of 2000 as the products are sold and used by EarthCare.

3.       ACQUISITIONS

         Our acquisitions during 2000 have been accounted for following the purchase method, except for our investment in EarthCare Florida. We allocated the aggregate acquisition cost to the net assets acquired based on the fair market value of such net assets. We allocated the excess of the aggregate acquisition cost over the fair market value of the tangible net assets acquired to goodwill and are amortizing the goodwill over a 20 year useful life. We included the operating results of such companies in our historical results of operations for all periods following the acquisitions. We account for our investment in EarthCare Florida on the equity method. Our share of EarthCare Florida's loss for the three months ended September 30, 2000 is included in the condensed consolidated statement of operating results as other expense in the interest and other expense category.

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

         On March 10, 2000, we acquired all of the outstanding capital stock of All County Resource Management Corporation ("All County"), an NLW collection, treatment, transportation and disposal services company located in New Jersey. All County is part of our EarthAmerica segment. We acquired All County for $7,800,000 in cash and 598,686 shares of EarthCare's common stock. We recorded goodwill of approximately $6,707,000 for the All County acquisition.

         On July 7, 2000, we acquired approximately 44% of the outstanding common stock of EarthCare Florida by issuing 356,000 shares of our common stock. We acquired the EarthCare Florida common stock from all of EarthCare Florida's minority shareholders except the shares owned by EarthCare Florida's president. The remaining 520,100 outstanding shares of EarthCare Florida are owned by Solid Waste Ventures, Inc. (450,100 shares) and EarthCare Florida's president (70,000 shares). We have agreed to acquire the remaining outstanding shares of EarthCare Florida on a one for one basis using shares of our common stock as consideration. In addition, we intend to repay debt in the approximate amount of $8.9 million payable by EarthCare Florida to Solid Waste Ventures through the issuance of shares of our common stock. EarthCare Florida has annualized revenues of approximately $19.0 million. EarthCare Florida provides residential and commercial collection, hauling and transfer services in Tampa, Florida and surrounding counties. In addition, EarthCare Florida owns a construction and demolition landfill in Hillsborough County, Florida.

         EarthCare Florida employs approximately 125 people. Approximately 60 trucks and vehicles are used to service the collection, hauling, transfer and disposal operations. EarthCare Florida's construction and demolition landfill is situated on 280 acres in Balm, Florida. In addition, EarthCare Florida owns two transfer stations in Tampa, Florida and Clearwater, Florida that handle construction and demolition solid waste. EarthCare Florida was awarded a franchise by Hillsborough County in Florida to collect

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


approximately one-third of the residential solid waste and to provide commercial collection services to any commercial customers in the county. EarthCare Florida disposes of its collected residential solid waste at a municipally owned landfill in Hillsborough County.

         Solid Waste Ventures owns approximately 51% of EarthCare Florida and a controlling interest in a company in Missouri that collects, hauls and disposes of solid waste. Solid Waste Ventures is a privately held holding company which is 100% owned by an individual who is not an affiliate of EarthCare Company. Donald Moorehead, our CEO and chairman of the board of directors, has provided debt financing of approximately $13.3 million to Solid Waste Ventures to finance growth and development. This financing is secured by all of the assets of Solid Waste Ventures, including its interest in EarthCare Florida. Approximately $8.5 million of the financing was provided for the benefit of EarthCare Florida. EarthCare intends to repay the subordinated debt of EarthCare Florida to Solid Waste Ventures through the issuance of shares of EarthCare common stock upon the completion of the EarthCare Florida acquisition.

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

                                                           Three months ended            Nine months ended
                                                             September 30,                  September 30,
                                                       ---------------------------   ---------------------------
                                                           2000           1999           2000           1999
                                                       ------------   ------------   ------------   ------------
Revenues ...........................................   $ 26,694,106   $ 25,536,329   $ 82,166,582   $ 76,493,820
Net loss ...........................................   $ (4,337,673)  $ (1,660,085)  $(11,288,355)  $ (4,509,174)
Net loss per share .................................   $      (0.29)  $      (0.12)  $      (0.75)  $      (0.33)

4.       DEBT

         In October 2000, EarthCare and its banking group amended our credit agreement. As part of the amendment, the total amount available to borrow was reduced by $5.0 million to a maximum amount of $55.0 million. This reduction occurred in conjunction with our sale to Mr. Moorehead of 1.0 million shares of EarthCare common stock for $5.0 million in cash. In addition, the amendment revised the restrictive financial covenants contained in the credit agreement through September 30, 2001. EarthCare will be required to maintain monthly EBITDA (earnings before interest, taxes, depreciation and amortization) of $500,000. Other restrictive financial covenant ratios such as bank debt to EBITDA, total debt to EBITDA and debt to capitalization will not apply until September 30, 2001. In conjunction with this amendment, Mr. Moorehead and Raymond Cash, a director and controlling shareholder of EarthCare, agreed to provide collateral equal to $35.0 million by December 31, 2000. On October 31, 2000, Mr. Cash provided the first $5.0 million of collateral. On November 30, 2000, $10.0 million of additional collateral will be due with an additional $20.0 million of collateral due on December 31, 2000. In addition, Mr. Moorehead agreed to personally guarantee $40.0 million of the outstanding borrowings under the credit agreement, which guarantee supplements a $20.0 million guarantee by Messrs. Moorehead and Cash that was already in place under our credit agreement.

         As part of the amendment to the credit agreement, the banking group waived EarthCare's lack of compliance with certain restrictive covenants in the credit agreement as of June 30, 2000 and September 30, 2000. As a result, the amounts outstanding under the credit agreement have been classified as long-term debt.

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


         In February 2000, we completed a $20.0 million private placement of EarthCare's 12% subordinated notes ("Notes") that are due in February 2008 and issued warrants to purchase over a five year period up to 400,000 shares of EarthCare's common stock at an exercise price of $6.67 per share. We determined that the estimated fair value of the warrants was approximately $680,000 at the time of the private placement. We included the value of the warrants in other long-term assets and are amortizing the value over the term of the Notes. The Notes accrue interest at 12% per year from the date of issuance with the interest payable semi-annually on March 30 and September 30. We may pay the interest by issuing shares of EarthCare's common stock in an amount equal to the interest payable. We elected to defer the payment of interest on September 30, 2000 until March 30, 2001. As of September 30, 2000, EarthCare did not exercise its option to prepay the Notes and, as a result, EarthCare will issue warrants to purchase an additional 400,000 shares of EarthCare's common stock at an exercise price of $6.67. Mssrs. Moorehead and Cash purchased 75% of the Notes.

5.       STOCKHOLDERS' EQUITY

         SALE OF COMMON STOCK

         In September 2000, we completed the sale to Mr. Moorehead of 1,000,000 shares of common stock for $5,000,000 in cash in a private placement transaction. The proceeds from this sale of common stock were used to repay $5,000,000 outstanding under our credit agreement.

         In June 2000, we completed the sale of 599,700 shares of common stock for $4,000,000 in a private placement. In addition, we issued warrants to purchase 200,000 shares of common stock at $7.00 per share. We used the net proceeds of $3,880,000 to repay a loan of $1,840,000 from Mr. Moorehead and to repay amounts outstanding under our credit agreement.

         OPTIONS AND WARRANTS

         As of September 30, 2000, there were 1,969,161 options and warrants outstanding at exercise prices ranging from $5.37 to $7.81 and 845,529 options and warrants outstanding at exercise prices ranging from $10.00 to $15.88.

         As of September 30, 1999, there were 443,077 options and warrants outstanding at exercise prices ranging from $5.80 to $6.00, 1,836,404 options and warrants outstanding at exercise prices ranging from $10.00 to $16.00, and 755,000 options outstanding at exercise prices ranging from $20.00 to $25.00.

         In July 2000, we issued 20,000 shares in connection with a contingent earn out obligation in connection with one of our acquisitions. We also issued 50,000 warrants with a market value of $205,000 at an exercise price of $7.81 in connection with the settlement of litigation relating to employment matters.

6.       SEGMENT INFORMATION

         During 1999, we managed the operations of the Company as one business segment - NLW collection and disposal. Beginning in 2000, as a result of certain acquisitions and improvements in the management organization, we manage EarthCare's business in two segments: EarthAmerica and EarthLiquids. Following the completion of our acquisition of all of the common stock of EarthCare Florida, we will report a third new segment, solid waste. We present below certain summary financial information related to these segments.

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

                                                       Three months ended  Nine months ended
                                                       September 30, 2000  September 30, 2000
                                                       ------------------  -----------------
                                                                   (Unaudited)
Revenue
    EarthAmerica ......................................   $ 12,615,586        $ 37,718,761
    EarthLiquids ......................................      9,418,371          26,677,193
    Other .............................................        153,923             786,081
                                                          ------------        ------------
          Total revenue ...............................   $ 22,187,880        $ 65,182,035
                                                          ============        ============

Operating income:
    EarthAmerica ......................................   $  4,086,053        $ 13,019,489
    EarthLiquids ......................................      3,138,529           9,340,083
    Other .............................................         94,094             726,252
                                                          ------------        ------------
          Total operating income ......................      7,318,676          23,085,824
    General and administrative expenses ...............      4,980,089          16,641,787
    Sales, marketing and development expenses .........      1,763,019           4,737,576
    Depreciation and amortization .....................      1,714,805           4,857,970
    Interest and other ................................      2,855,474           7,268,6841
                                                          ------------        ------------
          Net loss ....................................   $ (3,994,711)       $(10,420,193)
                                                          ============        ============

                                                              September 30, 2000
                                                              ------------------
Identifiable assets:
    EarthAmerica ..........................................      $ 65,974,920
    EarthLiquids ..........................................        61,850,189
    Other .................................................        11,827,031
                                                                 ------------
          Total assets ....................................      $139,652,140
                                                                 ============

                                                                                       Depreciation and
                                                                Capital expenditures     amortization
                                                                --------------------   ----------------
Other information for the nine months ended September 30, 2000:
    EarthAmerica ..............................................      $5,229,215          $2,519,207
    EarthLiquids ..............................................         763,753           1,956,359
    Other .....................................................         774,375             382,404
                                                                     ----------          ----------
          Total ...............................................      $6,767,343          $4,857,970
                                                                     ==========          ==========

7.       SEVERANCE, ASSET RECOVERY, ACQUISITION AND OTHER COSTS

         During the three months ended June 30, 2000, we recorded a charge to operations of $2,954,000 that relates to various matters and events that occurred during the period and included this charge in general and administrative expenses. This presentation affects the comparability of the operating results for the periods shown and, partly as a result, we have included additional disclosure about the nature of the charges. We negotiated severance and employment settlement agreements with four former employees resulting in our recording $1,151,000 to cover the costs of these agreements. During the second quarter we reviewed the carrying value of our trade accounts receivable and determined that a charge of $1,125,000 was necessary to properly state the trade accounts receivable at their recoverable value. In addition, we reviewed the carrying value of certain other current assets and current liabilities and determined that write-downs and additional accruals of $678,000 were necessary. As part of this amount, we charged to operations $190,000 of acquisition costs that related to acquisition efforts that will not result in completed acquisitions.

                                EARTHCARE COMPANY
                                     ITEM 2
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


         OVERVIEW

         We have established three business units under which we conduct business: EarthAmerica(TM), EarthLiquids(SM), and EarthCare(SM). A description of each business unit follows.

         EARTHAMERICA. EarthAmerica is focused on the rapidly growing market for septic tank services and restaurant grease trap services. These services are provided within several service programs including SeptiMax(SM), SeptiMaxPlus(SM), SeptiShield(SM), TrapCare(SM), Trap&LineCare(SM), and TotalCare(SM). All programs provide for regular, scheduled service with convenient payment plans. In addition, restaurant customers benefit from online account management and information through our RestaurantCare.com(SM) internet-based customer portal. EarthAmerica generally receives fees to collect, process, treat and dispose of these non-hazardous liquid wastes. Collection fees charged to customers vary by waste stream according to constituents of the waste, expenses associated with collecting and processing the waste and competitive factors. EarthAmerica operates a fleet of vehicles to collect waste directly from customers and receives some waste from independent transporters servicing additional waste generators. In addition, EarthAmerica utilizes EarthAmerica branded distributors to provide service in some areas. At most locations, EarthAmerica does not have pretreatment or treatment facilities. The waste is transported to private pretreatment facilities, or, where permitted by local regulations, directly to municipal or private wastewater treatment facilities.

         EARTHLIQUIDS. EarthLiquids is focused on used oil recovery and oily wastewater management. Through the acquisition of Magnum Environmental Services, Inc. and International Petroleum Corporation, EarthLiquids has become the second largest competitor in the 1.3 billion gallon waste oil recovery industry. Our fleet of over 100 waste transport trucks collect and transport used oil and oily wastewaters largely to our own processing facilities. In addition, third party collection companies deliver their used oil and oily wastewaters to our facilities for processing. Recovered oil is sold into a variety of applications that generally displace the need for virgin crude oil.

         EARTHCARE. EarthCare is focused on building a solid waste company that combines the best practices of the non-hazardous solid wastes (NSW) industry with technology and innovation to create a national NSW company. Currently, this business unit is composed of EarthCare Resource Management of Florida, Inc. ("EarthCare Florida") whose operations are largely concentrated in the Tampa area. EarthCare Florida owns a construction and demolition landfill. We expect to grow this business unit through acquisition and internal growth both in Florida and throughout North America. In the future, we expect that customers of this business unit will benefit from online account management and information through our CommercialCare.com(SM) internet-based customer portal, a customer service tool that is being developed. This business unit generally receives fees to collect, process, treat and dispose of NSW. Collection fees charged to customers vary by waste stream according to constituents of the waste, expenses associated with collecting and processing the waste, and competitive factors. This business unit operates a fleet of approximately 60 vehicles to collect waste directly from customers and also receives waste from independent companies.

         We have NLW operations in Delaware, Florida, Georgia, Louisiana, Maryland, New Jersey, New York, Pennsylvania and Texas. In addition to serving customers in these states, we also provide services to customers in Alabama, Connecticut, Massachusetts, Mississippi, Virginia and West Virginia.

         We do not currently provide all of our NLW services from every operating location. Septic tank, grease trap and bulk transportation services are provided by operations located near Atlanta and Gainesville, Georgia, several cities in Florida, Northern New Jersey, Eastern Pennsylvania and on Long Island, New York. We own wastewater treatment plants that provide treatment and disposal services for NLW customers in Orlando, Florida and Beacon, New York. Plumbing services are provided from operations in the Atlanta and Gainesville, Georgia markets and in Orlando and Pompano Beach, Florida.

         We have expanded our operations to include the oily wastewater and used oil-recycling business through our acquisition of Magnum Environmental, Inc. in September 1999 and the acquisition of

                                EARTHCARE COMPANY
                                     ITEM 2
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


International Petroleum Corporation in February 2000. These services are provided by operations based in Wilmington, Delaware, several cities in Florida and New Orleans, Louisiana. Satellite collection centers for these operations are also located in Maryland, New Jersey, and Pennsylvania.

RESULTS OF OPERATIONS

         The results of operations, as a percentage of revenue, are summarized in the table below for the three- and nine-month periods ended September 30, 2000 and 1999 and the three month period ended June 30, 2000.

                                                       Three months ended    Nine months ended
                                                          September 30,         September 30,      Three months
                                                       -----------------     -----------------    ended June 30,
                                                        2000       1999       2000       1999         2000
                                                       ------     ------     ------     ------    --------------
Revenues ...........................................   100.00%    100.00%    100.00%    100.00%      100.00%

Expenses:
    Cost of operations .............................     67.0%      61.3%      64.6%      64.3%        62.2%
    General and administrative .....................     22.4%      21.4%      21.0%      20.7%        17.6%
    Sales, marketing and development ...............      7.9%       7.5%       7.3%       7.5%         7.0%
    Severance, asset recovery, acquisition
          and other ................................       --         --        4.5%        --         12.8%
    Depreciation and amortization ..................      7.7%       7.2%       7.5%       6.0%         8.6%
                                                       ------     ------     ------     ------       ------
          Operating expenses .......................    105.0%      97.4%     104.9%      98.5%       108.2%
                                                       ------     ------     ------     ------       ------

Income (loss) from operations ......................     (5.0)%      2.6%      (4.9)%      1.5%        (8.2)%

Interest expense and other:
    Interest expense ...............................     12.4%       5.3%      11.0%       4.2%        11.6%
    Other ..........................................      0.4%       0.4%       0.1%       0.9%         0.0%
                                                       ------     ------     ------     ------       ------
                                                         12.8%       5.7%      11.1%       5.1%        11.6%
                                                       ------     ------     ------     ------       ------

Income (loss) before income taxes ..................    (17.8)%     (3.1)%    (16.0)%     (3.6)%      (19.8)%
                                                       ======     ======     ======     ======       ======

THREE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
     1999 AND VERSUS THREE MONTHS ENDED JUNE 30, 2000

         REVENUE

         Revenue amounted to $22.2 million for the third quarter of 2000, which represented an increase of $11.3 million or 102.9% over the same quarter in 1999. The businesses we acquired since June 30, 1999 accounted for approximately $7.2 million of the increase while our revenue from existing operations increased by approximately $4.1 million during this period due to higher revenues from EarthAmerica's existing operations in the Northeast and to its oil recycling operations in Florida.

         Revenue decreased by $0.8 million or 3.5% from the second quarter of 2000 to the third quarter of 2000. Our revenue from existing operations declined due primarily to lower revenues in our EarthAmerica operations in Georgia and Florida which have been negatively affected by lower than normal rainfalls in those regions and by an unsuccessful annual series of yellow page advertisements. Our new yellow page advertisements for the upcoming year have been revised and, to date, have been generating increased call volume from our customers. We expect this trend to continue to improve over the next year. In addition, revenues from our existing EarthLiquids operations also declined due to lower supplies of used oil that led to lower sales of finished oil products.

         COST OF OPERATIONS

         Cost of operations amounted to $14.9 million for the third quarter of 2000, which represented an increase of $8.2 million or 121.8% over the same quarter in 1999. This increase is primarily related to the

                                EARTHCARE COMPANY
                                     ITEM 2
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


acquisitions completed since June 30, 1999 (approximately $5.7 million). Cost of operations from existing operations accounted for the remainder of the increase. As a percentage of revenue, cost of operations increased from 61.3% in 1999 to 67.0% in 2000 primarily as a result of the effect of the acquisitions completed in our EarthLiquids segment.

         Cost of operations increased by $0.6 million or 4.3% during the third quarter of 2000 from the second quarter of 2000. Cost of operations from existing operations increased due to higher labor and fuel costs and a shortage of used oil for our EarthLiquids operation. As a percentage of revenue, cost of operations rose from 62.2% during the second quarter of 2000 to 67.0% during the third quarter of 2000, primarily as a result of these higher operating costs.

         GENERAL AND ADMINISTRATIVE EXPENSE

         General and administrative expense, excluding severance, asset recovery, acquisition and other costs described below, amounted to $5.0 million for the third quarter in 2000, which represented an increase of $2.6 million or 112.6% over the same period in 1999. Approximately one-half of this increase is due to the acquisitions completed since June 30, 1999 while the remainder relates to the increase in the size of our infrastructure as EarthCare has increased in size. General and administrative expense for the third quarter of 2000 was $0.9 million higher than the second quarter of 2000 due in part to a higher level of non-capitalized software development costs during the third quarter and in part to higher levels of travel and training costs associated with the implementation of a new operating system for EarthAmerica. As a percentage of revenue, general and administrative expenses increased to 22.4% in the third quarter of 2000 versus 21.4% in the third quarter of 1999.

         SALES, MARKETING AND DEVELOPMENT EXPENSE

         Sales, marketing and development expense amounted to $1.8 million for the third quarter of 2000, which represented an increase of $1.0 million or 117.3% over the same quarter in 1999. This increase is primarily related to the acquisitions completed since June 30, 1999. As a percentage of revenue, sales and marketing expense increased from 7.4% in 1999 to 7.9% in 2000 primarily because the companies acquired since June 30, 1999 had a proportionately larger sales and marketing infrastructure to support their level of revenue. Sales, marketing and development expense for the third quarter of 2000 was $0.2 million higher than the second quarter of 2000 due partly to the increased size and scope of our sales and marketing organization to increase our sales efforts and implement new marketing programs for our residential and restaurant service programs.

         DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization amounted to $1.7 million for the third quarter of 2000, which represented an increase of $0.9 million or 119.1% from the same quarter in 1999. This increase is related to the acquisitions completed by EarthCare since June 30, 1999.

         INTEREST AND OTHER EXPENSE

         Interest expense amounted to $2.8 million for the third quarter of 2000, which represented an increase of $2.2 million or 374.4% from the same quarter in 1999. We incurred additional debt, including our revolving line of credit and subordinated debentures, in order to finance acquisitions that we completed after June 30, 1999. Interest expense for the third quarter of 2000 was $0.1 million or 4.7% higher than the second quarter of 2000 due to a greater utilization of our credit facility and higher prime interest rates. Other expense in 2000 represents our equity interest in the net loss of EarthCare Florida for the three months ended September 30, 2000.

                                EARTHCARE COMPANY
                                     ITEM 2
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


         INCOME TAXES

         We did not provide for income taxes during 2000. EarthCare generated a tax loss during the periods and we have not recognized the future benefit of the tax loss.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUE

         Revenue amounted to $65.2 million during the nine months ended September 30, 2000, which represented an increase of $36.4 million or 126.3% over the same period in 1999. Although the businesses we acquired since December 31, 1998 accounted for substantially all this increase, we have realized a $3.2 million decline in revenue from existing operations due primarily to the lower than normal rainfalls in 2000 and the lack of a successful yellow page advertising program in 2000.

         COST OF OPERATIONS

         Cost of operations amounted to $42.1 million during the nine months ended September 30, 2000, which represented an increase of $23.6 million or 127.3% over the same period in 1999 due to our acquisitions completed since December 31, 1998. As a percentage of revenue, cost of operations rose slightly from 64.3% in 1999 to 64.6% in 2000 due primarily to the effect of businesses acquired and, to a lesser extent, to higher fuel and labor costs.

         GENERAL AND ADMINISTRATIVE EXPENSE

         General and administrative expense, excluding severance, asset recovery, acquisition and other costs described above, amounted to $13.7 million for the nine months ended September 30, 2000, which represented an increase of $7.7 million or 129.4% over the same period in 1999. This increase is principally due to the acquisitions completed since December 31, 1998 (approximately $4.1 million). In addition, we increased the size of our existing corporate and regional management infrastructure as EarthCare has grown during this period

         SEVERANCE, ASSET RECOVERY, ACQUISITION AND OTHER COSTS

         During the three months ended June 30, 2000, we recorded a charge to operations of $2,954,000 that relates to various matters and events that occurred during the period and included this charge in general and administrative expenses. This presentation affects the comparability of the operating results for the periods shown and, partly as a result, we have included additional disclosure about the nature of the charges. We negotiated severance and employment settlement agreements with four former employees resulting in our recording $1,151,000 to cover the costs of these agreements. During the second quarter we reviewed the carrying value of our trade accounts receivable and determined that a charge of $1,125,000 was necessary to properly state the trade accounts receivable at their recoverable value. In addition, we reviewed the carrying value of certain other current assets and current liabilities and determined that write-downs and additional accruals of $678,000 were necessary. As part of this amount, we charged to operations $190,000 of acquisition costs that related to acquisition efforts that will not result in completed acquisitions.

         SALES, MARKETING AND DEVELOPMENT EXPENSE

         Sales, marketing and development expense amounted to $4.7 million for the nine months ended September 30, 2000, which represented an increase of $2.6 million or 120.2% over the same period in 1999. This increase is partly related to the acquisitions completed since December 31, 1998 (approximately $1.4 million). In addition, we increased the size and scope of our sales and marketing organization to increase our sales efforts and to implement new marketing programs for our residential and

                                EARTHCARE COMPANY
                                     ITEM 2
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


restaurant service programs. As a percentage of revenue, sales and marketing expense decreased from 7.5% in 1999 to 7.3% in 2000, primarily because the companies acquired since December 31, 1998. This change reflects the effects of integrating the businesses we acquired offset by the increased sales and marketing efforts to support the residential and restaurant service programs. In addition, our rate of internal revenue growth exceeded the rate at which we increased our sales and marketing organization.

         DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization amounted to $4.9 million for the nine months ended September 30, 2000, which represented an increase of $3.1 million or 182.1% from the same period in 1999. This increase is related to the acquisitions completed by EarthCare since December 31, 1998.

         INTEREST EXPENSE

         Interest expense amounted to $7.2 million for the nine months ended September 30, 2000, which represented an increase of $6.0 million or 492.8% from the same period in 1999. We incurred additional debt, including our revolving line of credit and subordinated debentures, in order to finance acquisitions that we completed after December 31, 1998 and in order to fund our operating cash flow needs and capital expenditures.

         INCOME TAXES

         We did not provide for income taxes during 2000. EarthCare generated a tax loss during the periods and we have not recognized the future benefit of the tax loss.

LIQUIDITY AND CAPITAL RESOURCES

         In October 2000, EarthCare and its banking group amended our credit agreement. As part of the amendment, the total amount available to borrow was reduced by $5.0 million to a maximum amount of $55.0 million. This reduction occurred in conjunction with our sale to Mr. Moorehead of 1.0 million shares of EarthCare common stock for $5.0 million in cash. In addition, the amendment revised the restrictive financial covenants contained in the credit agreement through September 30, 2001. EarthCare will be required to maintain monthly EBITDA (earnings before interest, taxes, depreciation and amortization) of $500,000. Other restrictive financial covenant ratios such as bank debt to EBITDA, total debt to EBITDA and debt to capitalization will not apply until September 30, 2001. In conjunction with this amendment, Mr. Moorehead and Raymond Cash, a director and controlling shareholder of EarthCare, agreed to provide collateral equal to $35.0 million by December 31, 2000. On October 31, 2000, Mr. Cash provided the first $5.0 million of collateral. On November 30, 2000, $10.0 million of additional collateral will be due with an additional $20.0 million of collateral due on December 31, 2000. In addition, Mr. Moorehead agreed to personally guarantee $40.0 million of the outstanding borrowings under the credit agreement, which guarantee supplements a $20.0 million guarantee by Messrs. Moorehead and Cash that was already in place under our credit agreement. As part of the amendment to the credit agreement, the banking group waived EarthCare's lack of compliance with certain restrictive covenants in the credit agreement as of June 30, 2000 and September 30, 2000. As a result, the amounts outstanding under the credit agreement have been classified as long-term debt.

         As of September 30, 2000, we had $500,000 available to borrow under our $55.0 million revolving line of credit.

         We expect to generate cash flows from operating activities during the remainder of 2000 and in 2001. We also expect that cash flows will be sufficient to enable us to service our debt and to fund needed capital expenditures. Our expected level of capital expenditures for the remainder of 2000 will range from $2.0 million to $3.0 million. Our current credit agreement limits the amount of capital expenditures for the twelve months ending June 30, 2001 to $3.0 million. If our operating results for the remainder of 2000 do

                                EARTHCARE COMPANY
                                     ITEM 2
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


not generate adequate cash flows to service our debt and fund our capital expenditures, we will evaluate other courses of actions. These would include, but are not necessarily limited to, limiting our capital expenditures, reducing the level of our operating costs, disposing of certain assets and evaluating the future of certain locations that may not be performing according to expectations. In addition, during the next twelve months we plan to continue to evaluate sources of additional debt or equity financing

         During the nine months ended September 30, 2000, we used $4.2 million in cash for operating activities. The growth in our accounts receivable of approximately $6.2 million outpaced our ability to increase our accounts payable vendor financing (approximately $3.3 million). The cash need for operating activities was also directly affected by the weaker operating results during the nine months ended September 30, 2000 as discussed earlier. We funded this use of cash with borrowings under our credit agreement and with the private sales of common stock.

         During the third quarter of 2000, we generated approximately $0.8 million in cash from our operating activities as compared to our use of approximately $0.5 million during the second quarter of 2000 and our use of approximately $4.4 million during the first quarter of 2000. This improvement was a result of our improved management of working capital, in particular improved collections of accounts receivable, while still improving our accounts payable vendor financing.

         We used $45.9 million in cash for investing activities during the nine months ended September 30, 2000. We acquired two businesses, All County and IPC, for approximately $37.5 million in cash and other consideration, including shares of EarthCare common stock. In addition, we used $6.8 million in cash to purchase property and equipment and to fund software development. We also invested $1.4 million as an increase in a note receivable to fund an investment in a company that is developing a NLW disposal site.

         We generated $49.8 million in cash from financing activities during the nine months ended September 30, 2000. We generated $42.4 million in cash from a net increase in our long-term debt. We issued the remainder of our 10% subordinated debentures ($1.0 million), issued our 12% subordinated notes ($20.0 million) and borrowed a net amount of $21.4 million under our credit agreement. The proceeds from the debt were used to fund the businesses we acquired, to pay for the debt issuance costs, to finance our capital expenditures and to fund our operating cash flow needs. We used $1.5 million to pay for debt issue costs in connection with our 10% subordinated debentures, our 12% subordinated notes and the amendment to our credit agreement. In June 2000, we sold 599,700 shares of common stock in a private placement and received net proceeds of $3.9 million. We used the proceeds to repay a loan of $1.8 million from Mr. Moorehead. In July 2000, we used the remaining proceeds to reduce amounts outstanding under our credit agreement. In September 2000, we sold 1,000,000 shares of common stock in a private placement to our Chairman for cash and used the proceeds to repay $5.0 million of our outstanding borrowings under our credit agreement.

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

                                EARTHCARE COMPANY
                                     ITEM 2
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


         We believe that seasonality, inflation and changing prices, except to the extent disclosed above, have not had and are not expected to have, any material adverse effect on our results of operations in the near future.

FINANCIAL ACCOUNTING STANDARDS

         The Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 133, 137 and 138, all related to the accounting for derivative instruments and derivative activities, that are effective for annual reporting periods beginning after June 15, 2000. We are required to adopt these standards during our fiscal year ending December 31, 2001. The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition, that is required to be adopted beginning with the quarterly reporting period ended December 31, 2000. We are in the process of evaluating the effects, if any, of adopting these new pronouncements.

                                     ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's revolving line of credit provides for interest to be charged at the prime rate or at a LIBOR rate plus a margin of 3.25%. We have entered into interest rate swap agreements that have fixed the interest rate for $30.0 million of our revolving line of credit. Based on the Company's current level of outstanding revolving line of credit that is subject to variable interest rates, a 1.0% increase in interest rates would result in a $0.3 million annual change in interest expense. The remainder of the Company's debt is at fixed interest rates that are not subject to changes in interest rates. We have $16.4 million in outstanding convertible debentures, all of which may be converted into approximately 2.733 million shares of common stock at a rate of $6.00 per share. For every $1.00 that the share price of the Company's common stock rises above $6.00, the holders of the debentures, if they converted their debentures to common stock, would benefit by approximately $2.7 million. We do not own, nor are we obligated under, other significant debt or equity securities that would be affected by fluctuations in market risk. We do not hold or issue derivative financial instruments for speculation or trading purposes.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         Except as noted below, there have been no significant changes to ongoing litigation matters during the quarterly reporting period ended September 30, 2000. Additionally, from time to time, EarthCare is or may become involved in litigation and claims arising out of the ordinary course of business.

         In April 2000, World Fuel Services ("WFS") filed a demand for arbitration against EarthCare alleging breach of contract, which requests damages in the approximate amount of $3.7 million plus interest, late fees, court costs and attorneys fees. In accordance with terms of an acquisition agreement, the parties have agreed to arbitrate this matter in Miami-Dade County, Florida. EarthCare has zealously presented its position and does not believe, at this point, that a decision, even if favorable to WFS, will have a material adverse effect on EarthCare's business, financial condition, results of operations or cash flows. Arbitration proceedings are currently scheduled to occur from November 2000 through March 2001.

ITEM 2 - CHANGES IN SECURITIES

         None.

                                EARTHCARE COMPANY
                                     ITEM 2
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         During the third quarter of 2000, we hired two new executive officers. In July 2000, we hired William W. Solomon, Jr. as our Vice President and Chief Financial Officer and in September 2000 we hired Peter H. Trembath as our Vice President and General Counsel.

         William W. Solomon, Jr., age 44, has served as Vice President and Chief Financial Officer of EarthCare since July 5, 2000. Mr. Solomon previously served as Executive Vice President, Chief Financial Officer and Treasurer of Precept Business Services, Inc., from June 1998 to June 2000. Precept Business Services engaged primarily in the distribution of office products and also provided executive transportation services. From August 1996 to May 1998, Mr. Solomon served as Vice President and Corporate Controller of American Pad & Paper Company, a manufacturer of paper based office products, in Dallas, Texas. From August 1994 to July 1996, Mr. Solomon served as a Senior Audit Manager for PricewaterhouseCoopers in Dallas, Texas, and from November 1992 to July 1994, Mr. Solomon served as a Senior Audit Manager for BDO Seidman in Grand Rapids, Michigan. Mr. Solomon received his B.A. degree in Business Administration - Accounting from Washington State University in 1978 and is a certified public accountant.

         Peter H. Trembath, age 48, has served as Vice President and General Counsel of EarthCare since September 11, 2000. Mr. Trembath previously served as Senior Vice President, General Counsel and Secretary of Precept Business Services, Inc. from July 12, 1999 through September 8, 2000. From January 1999 through June 1999, Mr. Trembath was engaged in the private practice of law and acted as an independent consultant. From November 1993 to December 1998, Mr. Trembath served as Vice President, Secretary and General Counsel of Benson Eyecare Corporation, a manufacturer, retailer and wholesaler of prescription and non-prescription eyewear and related products, and then its successor, Lumen Technologies, Inc. (f/k/a BEC Group, Inc.), which was engaged principally in the manufacture and sale of specialty lighting products. Both Benson and Lumen were publicly held corporations listed on the Nasdaq National Market. He also served from March 1997 to December 1998 as Vice President, Secretary and General Counsel of Bolle, Inc., a Nasdaq listed company and manufacturer and distributor of designer sunglasses, sport eyewear and goggles, which was spun off by Lumen Technologies in March of 1997. Prior to November 1993, Mr. Trembath served for a number of years as Vice President, Secretary and General Counsel of BMC Industries, Inc., an NYSE listed corporation engaged in the manufacture and distribution of ophthalmic lenses and precision etched electronic parts. Mr. Trembath received his A. B. and M.A. degrees in European history from The University of Michigan. He received his J.D. degree from The University of Michigan Law School in 1982.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1     Financial Data Schedule

         99.1 Second Amendment to the Amended and Restated Credit Agreement, dated as of October 31, 2000 among EarthCare Company, various financial institutions, and Bank of America, N.A., as administrative agent.

(b)      Reports on Form 8-K

         None.
                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 11, 2000

By:      /s/ William W. Solomon, Jr.
         -------------------------------------------
         Vice President, Chief Financial Officer and
                  Principal Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
   27.1     Financial Data Schedule

   99.1 Second Amendment to the Amended and Restated Credit Agreement, dated as of October 31, 2000 among EarthCare Company, various financial institutions, and Bank of America, N.A., as administrative agent.