Form 10-K
period 2000-12-31
EARTHCARE CO
filed 2001-04-19
CIK 1057489

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the fiscal year ended December 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15 (c) of the Securities Exchange Act of 1934

     For the transition period from      to
                                    ----    -----

                        COMMISSION FILE NUMBER 000-24685

                                EARTHCARE COMPANY
             (Exact name of registrant as specified in its charter)

        DELAWARE                                       58-2335973
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or registration)

     14901 QUORUM DRIVE, SUITE 200
             DALLAS, TEXAS                                            75240
    (Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code (972) 858-6025

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

         TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------                       -----------------------------------------
            Common Stock, par value $.0001                     Nasdaq National Market


               --------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                             ------    ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

     As of April 18, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $6,241,105.

     Indicate by check mark whether the registrant has filed all documents and reports required by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court. Yes   X     No
          -------    -------

     On April 18, 2001, the number of shares outstanding of the registrant's common stock, $.0001 par value, was 17,761,080 shares.

                                EARTHCARE COMPANY
                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                       Description                                               Page
                                       -----------                                              -----
PART I
     Item 1   Business................................................................               3
     Item 2   Properties..............................................................              23
     Item 3   Legal Proceedings.......................................................              25
     Item 4   Submission of Matters to a Vote of Security Holders.....................              25

PART II
     Item 5   Market for EarthCare Company's Common Stock
                  and Related Stockholder Matters.....................................              25
     Item 6   Selected Financial Data.................................................              28
     Item 7   Management's Discussion and Analysis of Financial Condition and Results of
                  Operations..........................................................              30
     Item 7A  Quantitative and Qualitative Disclosures About Market Risk..............              37
     Item 8   Financial Statements and Supplementary Data
                  Consolidated balance sheets at December 31, 2000 and 1999...........              39
                  Consolidated statements of operations for the years ended
                      December 31, 2000, 1999 and 1998................................              40
                  Consolidated statements of cash flows for the years ended
                      December 31, 2000, 1999 and 1998................................              41
                  Consolidated statement of changes in stockholders' equity
                      (deficit) for the years ended December 31, 2000, 1999 and 1998..              42
                  Notes to consolidated financial statements..........................              43
                  Management's report.................................................              70
                  Report of independent accountants...................................              70
     Item 9   Changes In and Disagreements With Accountants on Accounting and Financial
                  Disclosure..........................................................              71

PART III
     Item 10  Directors, Executive Officers, Promoters and Control Persons of EarthCare
                  Company.............................................................              71
     Item 11  Executive Compensation..................................................              73
     Item 12  Security Ownership of Certain Beneficial Owners and Management..........              76
     Item 13  Certain Relationships and Related Transactions..........................              77

PART IV
     Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........              80

Signatures............................................................................              83


PART I

ITEM 1 BUSINESS

     GENERAL

     EarthCare Company (the "Company" or "EarthCare") is a publicly traded company whose common stock is currently traded on the Nasdaq National Market under the symbol "ECCO". EarthCare and its subsidiaries are engaged in three non-hazardous waste divisions. Our EarthCare Solid Waste division provides collection, transfer and disposal of non-hazardous solid waste ("NSW") in Hillsborough County, Florida, the adjoining counties and Palm Beach County, Florida. Our EarthAmerica division provides non-hazardous liquid waste ("NLW") collection, processing, treatment, disposal, bulk transportation, pumping, plumbing and maintenance services from its operating locations in New York, New Jersey, Pennsylvania, Florida, Georgia and Texas. Our EarthLiquids division provides NLW used oil and oily wastewater recovery and treatment services in Florida, Delaware, Louisiana, New Jersey and Pennsylvania. EarthLiquids also sells refined oil derived from used oil and oily wastewater.

     RECENT DEVELOPMENTS

     During the third quarter of 2000, our management group and Board of Directors decided to focus EarthCare's future management and financial resources principally on the NSW business in an effort to build a stronger company with more predictable revenue, earnings and cash flows. As part of this change of focus, we sold our environmental compliance software company, Allen Tate Commercial Software LLP ("Allen Tate"), during the fourth quarter of 2000 to a private company owned by William Addy, one of our executive officers.

     We amended our credit agreement ("Senior Credit Facility") in October 2000 (the "Second Amendment"). As part of the amendment, Bank of America N.A. and Fleet Bank N.A. ("Senior Lenders") waived our lack of compliance with certain financial covenants in the credit agreement. The Second Amendment also reduced the total availability under the Senior Credit Facility by $5 million and revised the financial covenants to require that we maintain monthly earnings before interest, taxes, depreciation and amortization ("EBITDA") of $500,000. In addition, the Second Amendment suspended the application of certain other financial covenants, including minimum net worth, interest coverage and debt to capitalization, until the quarterly period beginning July 1, 2001.

     As of December 31, 2000, we were not in compliance with certain financial covenants under the Second Amendment, including the monthly EBITDA requirement. We began exploring certain financing and strategic alternatives for our EarthAmerica and EarthLiquids divisions. On April 12, 2001, our Board of Directors approved a plan to sell both divisions. We are currently negotiating the sale of each division to two different strategic buyers. We expect to complete these sales, subject to normal terms and conditions, by the end of the second quarter of 2001 for EarthAmerica and by the end of the third quarter of 2001 for EarthLiquids, but there can be no assurance that we will be able to do so.

     On April 16, 2001, we entered into the third amendment to our Senior Credit Facility (the "Third Amendment"). Pursuant to the Third Amendment, our lenders waived our lack of compliance with certain financial covenants, including (i) the monthly EBITDA requirement; and (ii) the requirement that our Chairman provide the remainder of his $35 million of collateral by December 31, 2000 pursuant to the terms of certain guaranty agreements. In addition, the Third Amendment requires us to sell both (x) our EarthAmerica division by April 30, 2001 and (y) our EarthLiquids division by May 31, 2001. If we have not sold our EarthLiquids division by May 31, 2001, the Third Amendment requires us to hire a financial advisor to assist us with an orderly sale of this division. The Third Amendment also requires that any net proceeds from the sale of our EarthAmerica and EarthLiquids divisions, expected to be approximately $54.0 million in the aggregate, be used to pay down the outstanding balance of our Senior Credit Facility ($50.7 million as of April 13, 2001).

     Based on the expected net sales prices for the EarthAmerica and EarthLiquids divisions, we have recorded a $60.4 million loss on the expected sale of these divisions. Our Senior Lenders have indicated that they will not provide additional debt financing to support our acquisition strategy in the NSW industry if we have not sold our EarthAmerica and our EarthLiquids divisions. If we are unable to sell our EarthAmerica and our EarthLiquids divisions to the current prospective buyers, we will pursue other buyers for the divisions, as required by the Third Amendment. If we are unable to sell our EarthAmerica division by April 30, 2001 and our EarthLiquids division by May 31, 2001, we will not be in compliance with our Senior Credit Facility. To the extent that our management is required to devote additional effort to the sale of these two divisions, our ability to develop our NSW business will be limited.

     After the sale of the EarthAmerica and EarthLiquids divisions, our company will consist of our EarthCare Solid Waste Division and our corporate office. We plan to either amend our existing Senior Credit Facility or seek new senior debt financing to assist with the financing of our strategic and acquisition growth plans in the NSW industry. We also intend to raise additional equity or debt capital to support our growth plans. We can provide no assurance that we will be able to raise the necessary capital to support our NSW growth plans. If we are unable to raise the necessary capital to support our NSW growth plans, then we will continue to operate our EarthCare Solid Waste division and focus on internal growth funded by our operating cash flow. If our operating cash flow from our Solid Waste Division is not adequate to fund our internal growth, we will be required to reduce our operating expenses, most likely with personnel reductions and reductions in our corporate general and administrative expense. We may also be required to sell certain operating assets.

     We have received a notice from the Nasdaq National Market that our common stock may be delisted because our common stock has not traded above the minimum $5 bid price, has not been traded actively by four market makers and has not had a market value for shares held by non-affiliates exceeding $15 million. We have requested a hearing with Nasdaq to present our position on these matters. We are not able to give any assurance that we will continue to be listed on the Nasdaq National Market after the hearing. We have applied for listing with Nasdaq's Small Cap Market and with Amex; however, our common stock does not currently satisfy the Nasdaq Small Cap or Amex listing requirements. As a result, there can be no assurance that our common stock listing applications will be accepted by the Amex or the Nasdaq Small Cap or that we will be listed on any exchange or be able to develop or maintain any market for our shares.

     The financial statements as of and for the year ended December 31, 2000 have been prepared assuming that EarthCare will continue as a going concern. EarthCare has incurred net losses of $84.4 million in 2000, $16.4 million in 1999 and $1.4 million in 1998 and has an accumulated deficit of $102.4 million as of December 31, 2000. In addition, our working capital deficiency was $19.5 million and our total debt amounted to $102.1 million at December 31, 2000. Due to our history of net operating losses, our capital and working capital deficiency, the uncertainty surrounding the completion of the sale of EarthAmerica and EarthLiquids and uncertainty about our future operating results, our independent accountants have expressed substantial doubt about EarthCare's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     We currently are negotiating with two strategic buyers to sell our EarthAmerica and our EarthLiquids divisions, the proceeds of which are required to reduce our existing debt. We expect to complete these transactions, subject to normal terms and conditions, by the end of the second quarter of 2001 for the sale of EarthAmerica and during the third quarter of 2001 for the sale of EarthLiquids. Although we believe that these transactions will be completed, we cannot provide any assurance that these transactions will be completed or that they will be completed at favorable terms.

     We believe that EarthCare is a going concern. We believe that we have implemented a plan that will allow EarthCare to continue as a going concern focused on the solid waste industry. Our plans relating to our capital structure are discussed herein and include the steps shown below to improve the cash flow from operations and reduce our debt level.

o Reduce the operating expenses (in addition to personnel reductions that have occurred in the fourth quarter of 2000) including the integration of certain management and administrative functions.

o Aggressively manage working capital to improve cash flow from operating activities,

o    Sell the EarthAmerica and EarthLiquids divisions,

o    Refinance certain existing debt, and

o    Raise additional debt and equity capital.

     DESCRIPTION OF BUSINESS

     EarthCare serves the waste services needs of a variety of residential, commercial and industrial customers. EarthCare has grown rapidly through acquisitions and internal growth. EarthCare is also dedicated to establishing a higher standard of environmental compliance and customer service. All EarthCare company employees sign an EarthCare Company Employee Environmental Agreement. Each business unit has adapted these principles in unique ways to develop a high growth, differentiated business.

     During the fiscal year ended December 31, 2000, EarthCare conducted business through three business units: EarthCareSM (also referred to as EarthCare Solid Waste), EarthAmericaSM, and EarthLiquidsSM. A description of each business unit follows.

     EARTHCARE SOLID WASTE

     EarthCare Solid Waste is focused on building a solid waste company that utilizes the best practices of the NSW industry. Currently, EarthCare Solid Waste consists of the operations of EarthCare Resource Management of Florida, Inc. ("ERMF"), a wholly owned subsidiary. ERMF is a Florida based NSW company with operations largely concentrated in Tampa, Hillsborough County, Florida and adjoining counties. ERMF owns a construction and demolition landfill in Hillsborough County, Florida. Collection fees charged to customers vary by waste stream, according to constituents of the waste, expenses associated with collecting and processing the waste, and competitive factors. EarthCare Solid Waste operates a fleet of approximately 100 vehicles to collect waste directly from customers and also to receive waste from independent companies.

     Following the sale of EarthAmerica and EarthLiquids, we intend to grow EarthCare Solid Waste through acquisitions and internal growth. However, because of our current liquidity condition, there can be no assurance that we will be able to secure the financing necessary to grow our NSW business.

     EARTHAMERICA

     EarthAmerica focuses on septic tank services and restaurant grease trap services. These services are provided within several service programs including SeptiMax(SM), SeptiMaxPlus(SM), SeptiShield(SM), TrapCare(SM), Trap&LineCare(SM), and TotalCare(SM). All programs provide for regular, scheduled service with convenient payment plans. In addition, restaurant customers benefit from online account management and information through our RestaurantCare.com(SM) internet-based customer portal. EarthAmerica generally receives fees to collect, process, treat and dispose of NLW. Collection fees charged to customers vary by waste stream according to constituents of the waste, expenses associated with collecting and processing the waste and competitive factors. EarthAmerica operates a fleet of vehicles to collect waste directly from customers and receives some waste from independent transporters servicing additional waste generators. In addition, EarthAmerica utilizes EarthAmerica branded distributors to provide service in some areas. At most locations, EarthAmerica does not have pretreatment or treatment facilities. The waste is transported to private pretreatment facilities, or, where permitted by local regulations, directly to municipal or private wastewater treatment facilities.

     Our Board of Directors has approved a plan providing for the disposition of this division. We are currently negotiating with a strategic buyer for the sale of our EarthAmerica division and, subject to normal terms and conditions, we expect this transaction to be completed by the end of the second quarter of 2001. There can be no assurance that we will be able to sell our EarthAmerica division on satisfactory terms or at all. If we are unsuccessful in selling or disposing of our EarthAmerica division, we will not be in compliance with our Senior Credit Facility. As a result of the interest of certain of our directors and officers in the financial condition of EarthCare, including the guarantee of the entire Senior Credit Facility by our Chairman and Vice Chairman, our Board of Directors formed a special committee comprised of Philip Siegel, Elroy Roelke and Brian Rosborough, to review and negotiate the terms of any proposed transaction to dispose of both divisions. The Special Committee has retained financial and legal advisors to assist it in evaluating a proposed transaction for our EarthAmerica division.

     EARTHLIQUIDS

     EarthLiquids focuses on used oil recovery and oily wastewater management. Through the acquisition of Magnum Environmental Services and International Petroleum Corporation, EarthLiquids has become one of the largest national companies in the 1.3 billion gallon waste oil recovery industry. EarthLiquids' fleet of over 140 waste transport trucks collects and transports used oil and oily wastewater mainly to our own processing facilities. In addition, third party collection companies deliver their used oil and oily wastewater to EarthLiquids' facilities for processing. Recovered oil is sold into a variety of applications that displace in part the need for virgin crude oil and reduce dependence on imported oil.

     Our Board of Directors has approved a plan providing for the disposition of this division. We are currently negotiating with a strategic buyer for the sale of our EarthLiquids division and, subject to normal terms and conditions, we expect this transaction to be completed during the third quarter of 2001. There can be no assurance that we will be able to sell our EarthLiquids division. If we are unsuccessful in selling or disposing of our EarthLiquids division by May 31, 2001, our Senior Credit Facility requires that we retain a financial advisor to assist us in an orderly sale of the division. The Special Committee has been authorized to review and negotiate the terms of any proposed transaction to dispose of the EarthLiquids division. The Special Committee has retained financial and legal advisors to assist it in evaluating a proposed sale of our EarthLiquids division. If we enter into a definitive agreement to sell our EarthLiquids division, we will submit the transaction to our shareholders for their approval.

     EarthLiquids has NLW operations in Delaware, Florida, Louisiana, Maryland, New Jersey, New York, Pennsylvania and Texas. In addition to serving customers in these states, the Company also provides services to customers in Alabama, Mississippi, Pennsylvania, Virginia and West Virginia.

     THE NSW AND THE NLW INDUSTRIES

     The NSW industry is a $40 billion industry with approximately 40% of the industry volume collected by municipal collection and disposal entities. The rest of the industry is composed of three publicly traded companies with revenues greater than $1 billion and hundreds of public and private companies with revenues below $1 billion. We believe that there is an opportunity to develop a new, national NSW company that differentiates itself through a strong focus on customer service and internal growth and continues to make strategic acquisitions in the United States.

     The NLW industry is impacted by commercial and residential expansion. We estimate that the septic tank and grease trap business segments of the U.S. domestic NLW industry generate approximately $20 billion in revenues annually. Other service lines, such as bulk transportation and plumbing, generate significant additional domestic service revenues. As of March 31, 2001, there were approximately 25,000 service providers in the septic tank and grease trap segments of the NLW industry and, of these service providers, approximately 75% generate less than $500,000 of annual revenues. Services in this segment of the NLW industry have generally been performed on an event driven or emergency basis. In other business segments such as oily wastewater, bulk transportation and used oil services, competitors tend to be larger and more regional in terms of their operations and services generally are scheduled. We believe the NLW industry will continue to grow based on increased waste from a growing population and general economic conditions that are driving new building demand and industrial production and the related need for NLW services.

     COMPETITION

     EarthCare competes with a significant number of other NLW and NSW service providers, primarily on the basis of proximity to collection operations, fees charged, quality and cost of service. EarthCare Solid Waste must compete with alternate landfills. Future technological changes and innovations may result in a reduction in the amount of NLW and NSW generated, or in alternative methods of treatment and disposal being developed. EarthCare also faces competition from customers who may seek to enhance or develop their own methods of disposal. Increased use of internal treatment and disposal methods and other competitive factors may have a material adverse effect on EarthCare's business, results of operations and financial condition.

     EarthCare will be at a disadvantage in competing against many service providers that are better capitalized, have greater name recognition, have more background and experience, have greater financial, technical, marketing, and other resources and skills, have better facilities and are able to provide services or products at a lower cost than EarthCare. New competitors may enter EarthCare's markets due to the low barriers to entry in the NLW and NSW industries. As a result of these competitive factors, there can be no assurance that EarthCare's growth and strategy will be successful or that EarthCare will be able to generate cash flow adequate for its operations and to support future acquisitions and internal growth.

     In addition to internal growth, the growth of EarthCare may depend on its continued acquisition of NSW service providers. EarthCare expects competition to exist in the industry to acquire these candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition costs. Acquisitions of these entities entail various risks, including failure of the acquired service providers to achieve expected results, diversion of management's attention, failure to retain key personnel of the acquired service providers and risks associated with unanticipated events and liabilities. All of these risks may have an adverse effect on the ability of EarthCare to make additional acquisitions and on its business condition and results of operations. Any complementary businesses that are acquired also may not be successfully integrated.

     PERSONNEL AND ORGANIZATION

     As of March 31, 2001, we employed 11 persons in our principal executive office in Dallas, Texas. Each of our divisions is organized as an autonomous business unit with its own management team. Our executive office provides executive level management, human resource, payroll, risk management, treasury, information systems, accounting and reporting services to each of the business units. Our executive office consists of our five executive officers, corporate controller and accounting staff, human resources director, investor relations director and administrative support staff.

     We believe that our relations with our existing employees at all our locations are good.

     EARTHCARE SOLID WASTE

     As of March 31, 2001, we employed 139 persons in our EarthCare Solid Waste division, of which 6 are management personnel, 6 are sales and marketing personnel, 87 are collection drivers, 8 are general and administrative personnel and 32 are mechanics, landfill and other support personnel.

     Our management team for EarthCare Solid Waste is located in Boca Raton, Florida and consists of our division president and our division chief financial officer. The majority of our solid waste operations are located in Tampa and Hillsborough County, Florida where we have operations and landfill managers, supported by an appropriate level of supervisory personnel.

     EARTHLIQUIDS

     As of March 31, 2001, we employed 272 employees in our EarthLiquids division, of which 12 are management personnel, 13 are sales and marketing personnel, 119 are collection and delivery drivers, 46 are general and administrative personnel and 82 are mechanics, support and other personnel.

     Our management team for EarthLiquids is located in Plant City, Florida and consists of EarthLiquids' president, its national sales manager and its controller. Our main service centers in Plant City, Florida, Wilmington, Delaware, New Orleans, Louisiana, Bayonne, New Jersey, Pompano Beach, Florida and Ft. Pierce, Florida are each managed by a general manager and appropriate levels of supervisory staff. In addition, we maintain staff at satellite service centers.

     EARTHAMERICA

     As of March 31, 2001, we employed 339 employees in our EarthAmerica division, of which 22 are management personnel, 26 are sales and marketing personnel, 178 are drivers, 46 are general and administrative personnel and 67 are mechanics, support and other personnel.

     Our management team for EarthAmerica is located in Dallas, Texas at our principal executive office and consists of EarthAmerica's president, its national sales manager and its controller. Our main service centers in Vernon, New Jersey, Deer Park, New York, Eagle, Pennsylvania, Orlando, Florida, Dallas, Texas, Houston, Texas, Gainesville, Georgia and Austell, Georgia are each managed by a general manager and appropriate levels of supervisory staff.

     ACQUISITIONS

     EARTHCARE SOLID WASTE

     On March 31, 2000, we entered into a management agreement with Liberty Waste, Inc. ("Liberty Waste"), a privately owned Florida corporation engaged in the collection, transfer and disposal of NSW in Hillsborough County, Florida and the adjoining counties. We agreed to provide management services such as accounting services, investment banking advisory services, bid and bond advice, municipal contract assistance and advice with commercial banking services. Under the terms of this agreement, we recognized $702,477 in management fee revenue during the year ended December 31, 2000, after eliminating our share of the earnings of Liberty Waste. Liberty Waste was a majority owned subsidiary of Solid Waste Ventures, Inc. ("Solid Waste Ventures"), a privately owned company that also owns NSW collection, transfer and disposal operations in Missouri. Donald Moorehead, Chairman, Chief Executive Officer and a significant stockholder in the Company, has provided subordinated debt financing to Solid Waste Ventures and has personally guaranteed the senior debt of Solid Waste Ventures.

     On July 7, 2000, we acquired a 43% minority interest in Liberty Waste by issuing 356,000 shares of our common stock to certain minority stockholders of Liberty Waste. We issued common shares with an aggregate market value of $2,358,464. From July 7, 2000 until December 30, 2000, we recorded our share in the earnings of Liberty Waste and included such amount in other income and expense in our results from continuing operations.

     On December 30, 2000, we acquired the remaining shares of Liberty Waste from Solid Waste Ventures and a minority stockholder by issuing 520,100 shares of our common stock with an aggregate market value of $1,267,952. During the fourth quarter of 2000, Liberty Waste changed its name to EarthCare Resource Management of Florida, Inc. ("ERMF").

     On April 2, 2001, we acquired the equipment and intangible assets of Palm Carting, Inc., an NSW collection company located in Palm Beach County, Florida for $350,000 in cash and future earn outs of up to $250,000 to be paid in shares of our common stock if certain revenue targets are met, with the number of shares determined by the closing price on the dates of measurement.

     EARTHLIQUIDS

     On February 15, 2000, we acquired all of the outstanding capital stock of World Fuel Services Corporation's ("WFS") oil recycling services subsidiary, International Petroleum Corporation ("IPC"). IPC operates used oil recycling and treatment centers in Wilmington, Delaware, Plant City, Florida and New Orleans, Louisiana. In addition, IPC operates satellite collection centers located near its customer base. IPC collects and receives, directly from customers, nonhazardous used oil, oil filters and oily wastewater. We acquired IPC for $28,000,000 in cash and 750,458 shares of our common stock with an aggregate market value of $5,000,000 at the time of issuance.

     On September 1, 1999, we acquired all of the outstanding capital stock of Magnum Environmental, Inc. ("Magnum"), a Florida corporation, for $12,000,000 in cash and 310,000 shares of our common stock. In addition, we issued 275,000 shares of common stock, which were being held in escrow until the attainment of certain financial performance targets after the acquisition. The aggregate market value of the common stock issued, including those shares in escrow, was $7,605,000 at the time of issuance. Since the acquisition, we have released 137,500 shares from escrow. Magnum's core business is the transportation, treatment and disposal of used oil and petroleum wastewater streams.

     EARTHAMERICA

     On March 10, 2000, we acquired all of the outstanding capital stock of All County Resource Management Corporation ("All County"), an NLW collection, treatment, transportation and disposal services company located in Vernon, New Jersey. We acquired All County for $7,800,000 in cash and 598,686 shares of EarthCare's common stock with an aggregate market value of $4,500,000 at issuance. Our EarthAmerica service center in Vernon, New Jersey includes the former operations of All County.

     On November 16, 1999, we acquired all of the outstanding capital stock of Hulsey Plumbing, Heating & Cooling, Inc. and Hulsey Environmental Services, Inc., each a Georgia corporation (collectively, "Hulsey"). Hulsey was engaged in the NLW and plumbing business in and around Gainesville, Georgia. We acquired Hulsey for $1,406,250 in cash, 28,005 shares of EarthCare's common stock and up to $586,750 in assumed liabilities. Our EarthAmerica service center in Gainesville includes the former operations of Hulsey.

     On November 3, 1999, we acquired all of the outstanding stock of Food Service Technologies, Inc., a Texas corporation engaged in the grease trap services business in and around Dallas, Texas. We issued 80,383 shares of common stock and assumed up to $85,000 in liabilities as consideration for this acquisition. Our EarthAmerica service center in Dallas, Texas includes the former operations of Food Service Technologies, Inc.

     On May 1, 1999, we acquired the assets of Rooter Plus, Inc. ("Rooter Plus"), a Georgia corporation, in exchange for $2,600,000 in cash and the issuance of 100,000 shares of EarthCare's common stock. Rooter Plus was a residential and commercial sewer and drain services company servicing customers in Georgia. Rooter Plus is now part of our EarthAmerica service center in Austell, Georgia, a suburb of Atlanta, Georgia.

     On April 1, 1999, we acquired all of the outstanding capital stock of National Plumbing & Drain, Inc. ("National"), a Georgia corporation, in exchange for $1,325,000 in cash and the issuance of 125,159 shares of EarthCare's common stock. National was a residential and commercial sewer and drain services company with customers in Georgia. National is now part of our EarthAmerica service center in Austell, Georgia, a suburb of Atlanta, Georgia.

     On March 31, 1999, we acquired all of the outstanding capital stock of Brehm's Cesspool, Inc. ("Brehm's"), a Pennsylvania corporation. Brehm's was engaged in the septic waste collection, transportation, management and disposal business in and around eastern Pennsylvania. We paid $1,000,000 in cash and issued 35,367 shares of common stock as consideration for this acquisition. Our

EarthAmerica service center in Eagle, Pennsylvania, a suburb of Philadelphia, includes Brehm's former operations.

     On March 1, 1999, we acquired all of the outstanding capital stock of Reifsneider Transportation, Inc. ("Reifsneider"), a Pennsylvania corporation. Reifsneider was engaged in the NLW transportation, management and disposal business in and around Pennsylvania, New Jersey, New York, Maryland and Delaware. We paid $5,050,000 in cash, issued 350,000 shares of common stock, assumed a note payable for $200,000 and assumed a working capital liability for $715,000 as consideration for this acquisition. Our EarthAmerica service center in Eagle, Pennsylvania includes Reifsneider's former operations.

     On May 8, 1998, we acquired certain assets of Eldredge Wastewater Management, Inc. ("Eldredge"), a Pennsylvania corporation. Eldredge provided NLW septic waste, collection, management and disposal services in and around Philadelphia, Pennsylvania. We paid $2,040,000 in cash and we issued 85,000 shares of EarthCare's common stock as consideration for this acquisition. In 1999, we paid $360,000 in cash and issued 15,000 shares of common stock as contingent consideration for this acquisition. Our EarthAmerica service center in Eagle, Pennsylvania includes Eldredge's former operations.

     On May 1, 1998, we acquired certain assets of RGM Liquid Waste Removal Corporation and Affiliates ("RGM"), consisting of four New York corporations. RGM was engaged in the NLW liquid and septic waste collection, transportation, management and disposal business in and around Long Island, New York. We paid $4,500,000 in cash and issued 105,000 shares of common stock. Subsequently in 1999, we paid contingent consideration of $1,000,000 and issued 55,000 shares of common stock. Our EarthAmerica service center in Deer Park, New York includes RGM's former operations.

     On March 6, 1998, we acquired the assets of Seagraves, Inc. (d/b/a Brownie Environmental) and Grease-Tec, Inc. (collectively "Brownie"), two Florida corporations. Brownie was engaged in NLW septic and waste collection, transportation, management and disposal in and around Orlando, Florida. We paid $3,250,000 in cash, issued a note payable of $2,000,000 and issued 60,000 shares of common stock. Our EarthAmerica service center in Orlando, Florida includes Brownie's former operations.

     On February 17, 1998, we acquired the assets of Quality Plumbing and Septic, Inc. ("Quality"), a Georgia corporation. Quality was engaged in NLW septic waste collection, transportation, management and disposal business in and around Douglasville, Georgia. We paid $2,000,000 in cash and, subsequently in June 1998, paid additional contingent consideration of $250,000 in cash and 10,000 shares of common stock. Our EarthAmerica service center in Austell, Georgia includes Quality's former operations.

     On February 13, 1998, we acquired the assets of A Rapid Rooter Sewer & Drain Service, Inc. ("A Rapid"), a Florida corporation. A Rapid was engaged in NLW septic waste collection, transportation, management and disposal services in and around Pompano Beach, Florida. We paid $3,990,120 in cash and issued 100,000 shares of common stock as consideration for this acquisition.

     On January 22, 1998, we acquired the assets of Ferrero Wastewater Management, Inc. ("Ferrero"), a Pennsylvania corporation. Ferrero was engaged in NLW septic waste collection, transportation, management and disposal services in and around Ambler, Pennsylvania, a suburb of Philadelphia. We paid $2,240,100 in cash and issued 90,000 shares of common stock. During the fourth quarter of 1998, we paid $248,930 in cash and issued 10,000 shares of common stock as contingent consideration. Our EarthAmerica service center in Eagle includes the former operations of Ferrero.

     DISPOSITION

     On February 28, 2001, we sold the property, equipment and intangible assets of our service center in Pompano Beach to a privately owned company for $950,000 in cash. We retained the cash, accounts receivable, accounts payable and accrued liabilities for this service center.

     ALLEN TATE

     On August 1, 1999, we acquired certain assets of Allen Tate Commercial Software LLP ("Allen Tate"), a Texas limited liability partnership, in exchange for 75,000 shares of common stock and the assumption of up to $200,000 in liabilities. In addition, we agreed to issue up to 120,000 additional shares of common stock if certain earnings targets were achieved. As of March 31, 2001, we had issued 60,000 of such additional shares. Allen Tate specialized in environmental software development and Internet services for industrial companies. On October 31, 2000, we sold the assets of Allen Tate to a private company owned by an executive officer, William Addy.

     GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS

     EarthCare is subject to rules and regulations of various federal, state and local governmental agencies. Environmental laws and regulations are, and will continue to be, a principal factor affecting the marketability of the services provided by EarthCare. Any changes in these laws or regulations may adversely affect the operations of EarthCare by imposing additional regulatory compliance costs on the Company, requiring the modification of or adversely affecting the market for EarthCare's services. To the extent that demand for these services is based upon the need to comply with these regulations, any modification to these regulations may decrease the demand for these services and adversely affect EarthCare's business condition and results of operations.

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

     The Resource Conservation and Recovery Act ("RCRA") is the principal federal statute governing hazardous and solid waste generation, treatment, storage and disposal. RCRA and state hazardous waste management programs govern the handling and disposal of hazardous waste. The U.S. Environmental Protection Agency ("EPA") has issued regulations pursuant to RCRA. States have also promulgated regulations under comparable state statutes that govern hazardous waste generators, transporters and owners and operators of hazardous waste treatment, storage and disposal facilities. These regulations impose detailed operating, inspection, training and emergency preparedness and response standards and requirements for the financial responsibility, manifesting of wastes, record keeping and reporting, as well as treatment standards for any hazardous wastes intended for land disposal.

     On November 29, 1985, the EPA issued final regulations under RCRA, which restrict the burning of waste oil. These regulations prohibit burning waste oil in non-industrial boilers unless the oil meets certain standards of lead, arsenic, chromium, chlorine, cadmium, and flashpoint levels. The regulations do not restrict the burning of waste oil in industrial boilers and furnaces. These regulations have not had a significant impact on the Company's business because the Company does not presently sell recycled fuel to non-industrial burners. Industrial burners of recycled oil, however, must comply with certain notification and administrative procedures.

     NLW is currently exempt from the requirements of RCRA. The repeal or modification of the RCRA exemption covering NLW or the modification of applicable regulations or interpretations regarding the treatment or disposal of NLW or NSW may require EarthCare to alter its method of treating and disposing of NLW and NSW. EarthCare 's current methods for treatment and disposal of NLW do not comply with the methods prescribed by the EPA for treatment and/or disposal of waste as defined by RCRA. These potential changes may result in decreased demand for EarthCare 's services and could have a material adverse effect on EarthCare's business.

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

     Because the Company will be engaged in businesses that involve the treatment and removal of non-hazardous waste, EarthCare does not expect to be subject to CERCLA. However, if EarthCare were to acquire a business that in the past has disposed of hazardous waste or treated hazardous waste that falls within the parameters of CERCLA, EarthCare may be held jointly and severally liable for the costs of any damage or required cleanup of the site.

     The Clean Air Act of 1978 was the first major federal environmental law to establish National Ambient Air Quality Standards for certain air pollutants, which are to be achieved by the individual states through State Implementation Plans ("SIPs"). SIPs typically attempt to meet ambient standards by regulating the quantity and quality of emissions from specific industrial sources. For toxic emissions, the Clean Air Act of 1978 authorizes the EPA to regulate emissions from industrial facilities directly. The EPA also directly establishes emissions limits for new sources of pollution, and is responsible for ensuring compliance with air quality standards. The Clean Air Act Amendments of 1990 (the "1990 Amendments") place the primary responsibility for the prevention and control of air pollution upon state and local governments. The 1990 Amendments require regulated emission sources to obtain operating permits, which could impose emission limitations, standards, and compliance schedules.

     The Clean Water Act of 1972, as amended in 1987, establishes water pollutant discharge standards applicable to many basic types of manufacturing plants and imposes standards on municipal sewage treatment plants. The Clean Water Act requires states to set water quality standards for significant bodies of water within their boundaries and to ensure attainment and/or maintenance of those standards. Most industrial and government facilities must apply for and obtain discharge permits, monitor pollutant discharges, and under certain conditions reduce certain discharges.

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

     The National Pollutant Discharge Elimination System ("NPDES"), a program promulgated under the Clean Water Act of 1972, permits states to issue permits for the discharge of pollutants into the waters of the United States in lieu of federal EPA regulation. State programs must be consistent with minimum federal requirements, although they may be more stringent. NPDES permits are required for, among other things, certain industrial discharges of storm water.

     The Oil Pollution Act of 1990 imposes liability for oil discharges, or threats of discharge, into the navigable waters of the United States on the owner or operator of the responsible vessel or facility. Oil is defined to include oil refuse and oil mixed with wastes other than dredged soil, but does not include oil designated as a hazardous substance under CERCLA. The Oil Pollution Act requires the responsible party to pay all removal costs, including the costs to prevent, minimize or mitigate oil pollution in any case in which there is a discharge or a substantial threat of an actual discharge of oil. In addition, the responsible party may be held liable for damages for injury to natural resources, loss of use of natural resources and loss of revenues from the use of such resources.

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

     CUSTOMERS

     We do not have any customer that accounted for more than 10% of our revenue in 2000.

     EARTHCARE SOLID WASTE

     The customers of our EarthCare Solid Waste division include counties, residential, industrial and commercial customers in Florida, primarily in Hillsborough County, the counties adjoining Hillsborough County and Palm Beach County for whom we collect, haul, transfer and dispose of non-hazardous solid waste.

     EARTHAMERICA

     The customers of our EarthAmerica division include restaurants, hospitals, military bases, office buildings, apartments, schools, municipalities, industrial businesses, auto and truck service centers and single-family residences.

     EARTHLIQUIDS

     The customers of our EarthLiquids division include primarily commercial and industrial entities and governmental authorities from whom we collect used oil, used oil filters and oily wastewater streams and to whom we sell refined oil products.

     INSURANCE

     While we maintain insurance coverage for property damage, general liability, workers' compensation, business vehicles, environmental issues and crime, beginning in 2001 our insurance plans include various deductible amounts and coverage limits. Generally, our insurance deductible amounts are $250,000 per claim. We cannot provide any assurance that insurance will continue to be available to the Company on commercially reasonable terms, that the possible types of liabilities that may be incurred by the Company will be covered by our insurance plans, that our insurance carriers will be able to meet their obligations under their policies or that the dollar amount of such claim liabilities will not exceed our insurance policy limits. Any one claim that exceeds our insurance coverage may have a material adverse affect on our business, financial condition, operating results and cash flows. Since we are subject to a $250,000 deductible amount for substantially all our property, casualty and general liability insurance plans, if we incur a series of claims close to or above our insurance deductible amount of $250,000, these claims may also have a material adverse effect on our business, financial condition, operating results and cash flows.

     PREDECESSOR CORPORATIONS

     SanTi Group, Inc. ("SGI"), a privately-held corporation, was incorporated in Delaware on August 19, 1997, for the purpose of engaging, through its operating subsidiaries, in the following businesses related to the NLW industry: grease trap pumping, septic tank services (including designing, pumping, installation and maintenance), sewer and drain cleaning services, high pressure jetting services, portable toilet servicing, bulk liquid waste transportation, biosolids management, on-site biotreatment systems and liquid waste processing. In December 1997, SGI acquired the assets of Bone-Dry Enterprises, Inc. ("Bone-Dry") in a share exchange in which each share of Bone-Dry was exchanged for 1.3 shares of SGI. Bone-Dry was formed in March 1997 to acquire businesses in the NLW industry. SGI and Bone-Dry were primarily controlled by Raymond Cash, our Vice Chairman, and entities controlled by Mr. Cash. Following a stock split effected in the form of a 0.25 stock dividend effective January 30, 1998 (the "Stock Dividend"), SGI had 8,088,379 shares of common stock, $0.0001 par value per share (the "SGI Stock"), issued and outstanding as of the date of the merger of SGI into Microlytics, Inc. ("Micro"), as described below.

     Micro was incorporated in Delaware in 1985 for the purposes of engaging in the business of developing, manufacturing and marketing electronic reference products, including computer software programs which provided linguistic and information compression technology, bilingual dictionaries and thesaurus products. In 1989, Micro operated as a wholly-owned subsidiary of Selectronics, Inc., which changed its name to Microlytics, Inc. in 1995. In the early 1990's, Micro began experiencing financial difficulties as a result of the highly competitive nature of the computer software industry. On November 27, 1996, Micro filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York (the "Court"). In July 1997, substantially all of the intangible assets of Micro and its subsidiary were sold to Metro One Telecommunications, Inc. In August 1997, substantially all of the tangible assets of Micro were also sold. The proceeds of these sales were held in a segregated trust account by the debtor's counsel prior to the court's confirmation of Micro's plan of reorganization.

     In April 1998, Micro filed a Plan of Reorganization (the "Plan") that was approved by its stockholders, the creditors' committee and the court. Pursuant to the Plan, Micro effected a 1 for 400 reverse stock split, distributed the proceeds from asset liquidations to its creditors, and distributed shares and warrants to its creditors and stockholders. The Plan provided for this reverse stock split prior to the merger of SGI and Micro, as described below. Pursuant to the Plan, any shareholder of Micro as of April 30, 1998 who, as a result of the 1 for 400 reverse stock split, held less than 100 shares, had his or her shares rounded up to 100 shares. Also under the Plan, Micro issued warrants for 500,000 shares of Micro common stock, exercisable at $5.80 per share.

     THE MERGER AND NAME CHANGES

     On May 13, 1998, SGI was merged (the "Merger") with and into Micro under an agreement and plan of merger, with Micro surviving and changing its name to SanTi Group, Inc. ("New SGI"). The Merger was subject to the approval of the court. On the effective date of the Merger, each issued and outstanding share of SGI stock was converted into one share of common stock of New SGI. These exchange ratios were determined after the 1 for 400 reverse split of common stock pursuant to the Plan. This exchange resulted in the receipt by SGI stockholders of approximately 8,088,379 shares of common stock, representing 86.2% of the shares of common stock issued and outstanding on the effective date of the Merger. All options to acquire shares of SGI stock were also converted into options to receive shares of common stock. Effective September 21, 1998, New SGI changed its name to EarthCare by filing with the Delaware Secretary of State an amendment to its Certificate of Incorporation. EarthCare succeeded to all of the assets, liabilities and NLW business of SGI.

     EXECUTIVE OFFICE

     Our executive offices are located at 14901 Quorum Drive, Suite 200, Dallas, Texas 75240. Our telephone number is 972-858-6025, our fax number is 972-858-6024 and our web site is www.earthcareus.com. EarthCare was formerly known as SanTi Group, Inc.

     RISK FACTORS

     This Annual Report on Form 10-K contains certain forward-looking statements and information relating to us that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," or any similar expressions, as they relate to us or our management, or the management of any of our businesses, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. We do not intend to update these forward-looking statements. The following risk factors set forth some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements.

     WE HAVE RECENTLY CHANGED OUR OPERATING STRATEGY FOCUS AND OUR ACQUISITION FOCUS.

     During the third quarter of 2000, our management group and Board of Directors decided to focus EarthCare's future management and financial resources principally on the NSW industry in an effort to build a stronger company with more predictable revenue, earnings and cash flow. We will continue to support our EarthAmerica and EarthLiquids divisions as we explore financial and strategic alternatives, but we believe that the NSW industry provides a better opportunity for profitable growth and improvement in shareholder value. If we are not able to execute successfully our strategy in the NSW industry, you could suffer a permanent decline in the value of your common stock.

     FAILURE TO COMPLY WITH COVENANTS AND CONDITIONS OF OUR SENIOR CREDIT FACILITY MAY AFFECT ADVERSELY OUR BUSINESS.

     Our Senior Credit Facility requires us to comply with certain financial covenants. For each of the last four quarters, we have not complied with certain of these covenants in our Senior Credit Facility and been required to negotiate amendments to the Senior Credit Facility. On April 16, 2001, we amended our Senior Credit Facility, which now requires that we sell our EarthAmerica division by April 30, 2001 and our EarthLiquids division by May 31, 2001. If we have not sold our EarthLiquids division by May 31, 2001, the Third Amendment requires us to hire a financial advisor acceptable to our Senior Lenders to assist with the sale of our EarthLiquids division. During this process, we also plan to seek new sources of debt or equity capital. We cannot be assured that we will be able to sell either or both of our divisions for an amount that will allow us to fully repay our Senior Lenders. If (i) we are unable to sell our EarthAmerica division by April 30, 2001 and (ii) we are unable to sell our EarthLiquids division by May 31, 2001 or we do not hire a financial advisor after that date, we will be in default under our Senior Credit Facility. We can provide no assurance that we will be able to comply with the financial covenants in future quarters, nor can we provide assurance that we will successfully be able to negotiate amendments to our credit agreement with our Senior Lenders. Our failure to comply with these covenants may result in a default under our Senior Credit Facility, which could allow our lending banks to accelerate the date for repayment of debt incurred under the credit facility and materially and adversely affect our business and financial results.

     WE MAY NOT BE ABLE TO COMPLETE THE SALE OF OUR EARTHAMERICA AND EARTHLIQUIDS DIVISIONS.

     Although we are negotiating acquisition agreements with two strategic buyers to sell our EarthAmerica and EarthLiquids divisions, for any one of a number of reasons, these transactions may not be completed on satisfactory terms or at all. If we are unable to sell our EarthAmerica and our EarthLiquids divisions to the current prospective buyers, we will pursue other buyers for the divisions. If we (i) are unable to sell our EarthAmerica division by April 30, 2001 and (ii) are unable to our EarthLiquids division by May 31, 2001 or do not hire a financial advisor after that date, we will not be in compliance with the terms of our Senior Credit Facility.

     OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET.

     EarthCare currently does not meet the requirements for continued listing of its common stock for trading on the Nasdaq National Market. We have received a notice from the Nasdaq National Market that our common stock may be delisted because our common stock has not traded above the minimum $5 bid price, has not been traded actively by four market makers and has not had a market value for shares held by non-affiliates exceeding $15 million. We have requested a hearing with Nasdaq to present our position on these matters. We are not able to give any assurance that we will continue to be listed on the Nasdaq

National Market after the hearing. We have applied for listing with Nasdaq's Small Cap Market ("Nasdaq Small Cap") and with the American Stock Exchange ("Amex"); however, our common stock does not currently satisfy the Nasdaq Small Cap or Amex listing requirements. As a result, there can be no assurance that our common stock listing applications will be accepted by the Amex or the Nasdaq Small Cap or that we will be listed on any exchange or able to develop any market for our shares. Delisting may negatively impact the value of our common stock as securities trading on the over the counter market are typically less liquid and trade with larger variations between the bid and ask price.

     WE MAY NOT HAVE ENOUGH CAPITAL OR BE ABLE TO RAISE ENOUGH ADDITIONAL CAPITAL ON SATISFACTORY TERMS TO MEET OUR CAPITAL REQUIREMENTS.

     Continued operations may and future growth will require additional capital. We expect to finance our continuing operations with our cash flow. We expect to finance future acquisitions through cash from operations, to the extent available. We may need to finance our current operations and our future acquisitions with borrowings under our existing or future credit facilities, issuing additional equity or debt securities and/or seller financing. Our common stock price may make acquisition candidates unwilling to accept shares of our common stock as part of the consideration for acquisitions. If our common stock does not reach a sufficient market value, we may have to use more of our cash or borrowings under our credit facilities to fund acquisitions. Using cash for acquisitions limits our financial flexibility and makes us more likely to seek additional capital through future debt or equity financings. If available cash from operations and borrowings under the credit facility are not sufficient to fund acquisitions, we may need additional equity and/or debt financing. If we seek more debt, our interest expense would increase and we may have to agree to financial covenants that limit our operations and financial flexibility. We may not be able to issue equity securities on favorable terms or at all. If we are successful in raising more equity, we could dilute the ownership interests of our then-existing stockholders. If we are unable to obtain additional equity and/or debt financing on attractive terms, our rate of growth through acquisitions could decline. We will also need to make substantial capital expenditures to develop or acquire new landfills, transfer stations, vehicles and equipment, other facilities and to maintain such properties.

     WE MAY NOT BE ABLE TO OBTAIN ADEQUATE FINANCING TO EXECUTE OUR INTERNAL GROWTH.

     In addition to growing our business by acquiring other NSW companies, we plan to pursue internal growth in the NSW business by expanding into geographic territories where we do not currently have any operations. These efforts will require continued financing from equity and/or debt sources. As we execute our internal growth strategy, we cannot give any assurance that our cash flow from operations and our available debt capital will be adequate to finance our growth strategy. To the extent that we are not able to obtain adequate equity or debt capital, adequate cash flow from operations or a favorable market price for our common stock, we may not be able to execute successfully our internal growth strategy.

     WE HAVE A LIMITED OPERATING HISTORY AND AN ABSENCE OF COMBINED OPERATING HISTORY.

     We were organized in 1997 and began active operations at that time. As a result, we have very little operating history as an integrated NLW and NSW business to which investors may look to evaluate our performance. Since we began operations, we have completed twenty acquisitions. We cannot provide assurance that we will be able to institute the necessary systems and procedures, including accounting and financial reporting systems, to manage the entire combined enterprise on a profitable basis. In addition, we cannot assure you that we will be able to effectively manage the combined entity or to effectively implement our acquisition program and internal growth strategy.

     OUR EXECUTIVE OFFICERS AND DIRECTORS CONTROL APPROXIMATELY 57% OF THE VOTING POWER FOR EARTHCARE.

     As of March 31, 2001, our executive officers and directors control over 57% of the voting power of our common and preferred stock. As a result, this group may be able to control matters requiring the approval of a majority of the stockholders, such as election of directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of EarthCare. Donald Moorehead, our Chairman and Chief Executive Officer, and Raymond Cash, our Vice Chairman and a director, together control over 56% the voting power. In addition, our officers and directors hold options to acquire approximately 383,000 shares of common stock, subject to vesting and other requirements.

     WE MAY HAVE DIFFICULTY EXECUTING OUR STRATEGY.

     Our strategy includes generating internal growth. Whether we can execute our strategy depends on several factors, including the availability of capital to support our continuing operations, the success of existing and emerging competitors, the availability of acquisition candidates, our ability to maintain profit margins in the face of competitive pressures, our ability to continue to recruit, train and retain qualified employees and the strength of demand for our services. Our ability to increase revenues and generate adequate cash flows to support our operations and internal growth could be adversely affected by these factors.

     OUR RAPID GROWTH MAY STRAIN OUR MANAGEMENT, OPERATIONAL, FINANCIAL AND OTHER RESOURCES.

     Since our inception, we have acquired twenty businesses in our NLW and NSW business segments. To maintain and manage our growth, we will need to expand our management information systems capabilities and our operations and financial systems and controls. We will also need to attract, train, motivate, retain and manage senior managers, technical professionals and other employees. Failure to do any of these things could materially and adversely affect our business and financial results.

     WE MAY BE UNABLE TO COMPETE EFFECTIVELY WITH GOVERNMENTAL SERVICE PROVIDERS AND LARGER, WELL-CAPITALIZED COMPANIES.

     The NLW and NSW industries are highly competitive and fragmented and require substantial labor and capital resources. Some of the markets in which we compete or will likely compete are served by one or more large national solid or liquid waste companies, as well as by numerous regional and local solid and liquid waste companies of varying sizes and resources, some of which have accumulated substantial goodwill in their markets. We also compete with counties, municipalities and other waste districts that maintain their own waste collection and disposal operations. These operators may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing. Some of our competitors are also better capitalized, have greater name recognition or are able to provide services at a lower cost.

     OUR GROWTH AND FUTURE FINANCIAL PERFORMANCE DEPEND SIGNIFICANTLY ON OUR ABILITY TO INTEGRATE ACQUIRED BUSINESSES INTO OUR ORGANIZATION AND OPERATIONS.

     Part of our strategy is to achieve economies of scale and operating efficiencies by growing through acquisitions. We may not achieve these goals unless we combine effectively the operations of acquired businesses with our existing operations. Our senior management team may not be able to integrate our completed and future acquisitions. Any difficulties we encounter in the integration process could affect materially and adversely our business and financial results.

     TIMING AND STRUCTURE OF DISPOSITIONS AND ACQUISITIONS MAY CAUSE FLUCTUATIONS IN OUR QUARTERLY RESULTS.

     We are not always able to control the timing of our dispositions and acquisitions. Obtaining third party consents and regulatory approvals, completing due diligence on the acquired businesses, and finalizing transaction terms and documents are not entirely within our control and may take longer than we anticipate, causing certain transactions to be delayed. Our inability to complete acquisitions and dispositions in the time frames that we expect may adversely affect our business, financial condition and operating results. In addition, whether we account for an acquisition using the purchase or the pooling-of-interests method determines how the acquisition affects our financial results.

     WE MAY LOSE CONTRACTS THROUGH COMPETITIVE BIDDING, EARLY TERMINATION OR GOVERNMENTAL ACTION.

     We derive a substantial portion of our NSW revenue at EarthCare Solid Waste from services provided under an exclusive municipal contract. We also intend to bid on additional municipal contracts and franchise agreements. Many of these will be subject to competitive bidding at some time in the future. However, we may not be the successful bidder. In addition, some of our customers may terminate their contracts with us before the end of the contract term. If we were not able to replace revenues from contracts lost through competitive bidding or early termination or from the renegotiation of existing contracts with other customers within a reasonable time period, the lost revenues could materially and adversely affect our business and financial results.

     OUR GROWTH MAY BE LIMITED BY THE INABILITY TO MAKE ACQUISITIONS ON ATTRACTIVE TERMS.

     Although we have identified numerous acquisition candidates that we believe are suitable, we may not be able to acquire them at prices or on terms and conditions favorable to us. As a result, our growth could be limited.

     WE COMPETE FOR ACQUISITION CANDIDATES WITH OTHER PURCHASERS, MOST OF WHICH HAVE GREATER FINANCIAL RESOURCES THAN EARTHCARE.

     Other companies have adopted, or possibly will adopt, our strategy of acquiring and consolidating regional and local NSW and NLW businesses. We expect that increased consolidation in the NLW and NSW industries will increase competitive pressures. Increased competition for acquisition candidates may make fewer acquisition opportunities available to us, and may cause us to make acquisitions on less attractive terms, such as higher purchase prices. Acquisition costs may increase to levels beyond our financial capability or to levels that would adversely affect our operating results and financial condition. Our ongoing ability to make acquisitions will depend in part on the relative attractiveness of our common stock as consideration for potential acquisition candidates. This attractiveness may depend largely on the relative market price and capital appreciation prospects of our common stock compared to the common stock of our competitors. If the market price of our common stock were to remain at current levels or decline further over a prolonged period of time, we could find it difficult to make acquisitions on attractive terms.

     WE FACE SIGNIFICANT COMPETITION IN THE MARKETS IN WHICH WE OPERATE.

     We compete with a significant number of other NSW and NLW companies. We compete primarily on the basis of proximity to collection operations, fees charged and quality of service. We also compete with other landfills and disposal sites. Future technological changes and innovations may result in a reduction in the amount of NLW generated or in alternative methods of treatment and disposal being developed. We also compete with customers who may seek to enhance or develop their own methods of disposal. We may be at a disadvantage competing against other companies that are better capitalized, have greater name recognition, have more background and experience, have greater financial, technical, marketing and other resources and skills, have better facilities or are able to provide services or products at a lower cost than us. In the currently highly fragmented NLW industry, there is a low barrier to entry and we may not be able to penetrate existing markets. Even if we are successful at penetrating the markets in which we operate and implementing our new programs, we cannot be assured that new competitors will not enter the markets. If we are not able to compete effectively in the markets in which we operate, we could suffer material and adverse effects on our business and financial results.

     WE DEPEND SIGNIFICANTLY ON THE SERVICES OF THE MEMBERS OF OUR SENIOR MANAGEMENT TEAM, AND THE DEPARTURE OF ANY OF THOSE PERSONS MIGHT MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL RESULTS.

     We do not currently maintain any "key man" life insurance on any of our senior managers. Key members of our management team have entered into employment agreements with us with terms ranging from one to three years. We may not be able to enforce these agreements. We are dependent on the services of management and key personnel and we believe that our success will depend upon the efforts and abilities of management and such key personnel. Furthermore, we may be dependent on the management and key personnel of companies that we may acquire in the future. If any of these individuals do not continue in their position with us or if we are unable to attract and retain other skilled employees, our business, financial condition and operating results may be affected materially. The competition for qualified personnel is intense, and we cannot assure you that we will be able to continue to hire and retain sufficiently qualified management and key personnel needed to operate our businesses successfully. Our executive officers have orally indicated that they will waive the change of control provisions in their employment agreements when we sell our EarthLiquids division.

     WE HAVE A HISTORY OF NET LOSSES.

     We have experienced operating losses since our inception, and, as of December 31, 2000, we had an accumulated deficit of approximately $102.4 million. We incurred a net loss of approximately $64.4 million on the planned sale of our discontinued EarthAmerica, EarthLiquids and Allen Tate operations, and we incurred a net loss of approximately $13.4 million from their operations. We cannot provide assurance that we will actually achieve profitability.

     WE MAY ENCOUNTER POTENTIAL ENVIRONMENTAL LIABILITIES THAT OUR INSURANCE MAY NOT COVER.

     During the ordinary course of our operations, we have from time to time received, and expect that we may in the future receive, citations or notices from governmental authorities that our operations are not in compliance with our permits or certain applicable regulations, including various transportation, environmental or land use laws and regulations. We generally seek to work with the authorities to resolve the issues raised by such citations or notices. There can be no assurance, however, that we will always be successful in this regard, and the failure to resolve a significant issue could result in adverse consequences to us.

     While we maintain insurance, such insurance is subject to various deductible and coverage limits and certain policies exclude coverage for damages resulting from environmental contamination. There can be no assurance that insurance will continue to be available to us on commercially reasonable terms, that the possible types of liabilities that may be incurred by us will be covered by our insurance, that our insurance carriers will be able to meet their obligations under their policies or that the dollar amount of such liabilities will not exceed our policy limits. An uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, results of operations and financial condition.

     WE WILL NEED TO HIRE ADDITIONAL EMPLOYEES AS WE GROW.

     When we complete acquisitions of NSW companies, there may be opportunities for a reduction of employees as duplicate administrative processes are eliminated. However, we may need to hire additional employees to implement our acquisition strategy and our internal growth strategy. In order to continue to grow effectively and efficiently, we will need to implement and improve our operational, financial and management information systems and controls and to train, motivate and manage our employees. We intend to review continually and upgrade our management information systems and to hire additional management and other personnel in order to maintain the adequacy of its operational, financial and management controls. There can be no assurance, however, that we will be able to meet these objectives.

     VARIOUS EVENTS, INCLUDING SOME BEYOND OUR CONTROL, MAY NEGATIVELY AFFECT THE VALUE OF OUR STOCK.

     The market price of our common stock could be subject to significant fluctuations in response to various factors and events, including the issuance of shares in acquisitions, the liquidity of the market for the common stock, differences between our actual financial or operating results and those expected by investors and analysts, changes in analysts' recommendations or projections, new statutes or regulations or changes in interpretations of existing statutes and regulations affecting our business, changes in general economic conditions or broad stock market fluctuations.

     EXTENSIVE AND EVOLVING ENVIRONMENTAL LAWS AND REGULATIONS MAY ADVERSELY AFFECT OUR BUSINESS.

     Environmental laws and regulations have been enforced more and more stringently in recent years because of greater public interest in protecting the environment. These laws and regulations impose substantial costs on us and affect our business in many other ways, including as described below. In addition, federal, state and local governments may change the rights they grant to and the restrictions they impose on solid and liquid waste services companies, and some changes could have a material adverse effect on us.

     WE MAY BE UNABLE TO OBTAIN AND MAINTAIN LICENSES OR PERMITS AND ZONING, ENVIRONMENTAL AND/OR OTHER LAND USE APPROVALS THAT WE NEED TO OWN AND OPERATE OUR LANDFILL AND OUR OPERATING SITES.

     These licenses or permits and approvals are difficult and time-consuming to obtain and renew, and elected officials and citizens' groups frequently oppose them. Failure to obtain and maintain the permits and approvals we need to own or operate our landfill and NLW and NSW operating sites, including increasing their capacity, could materially and adversely affect our business and financial condition.

     EXTENSIVE REGULATIONS THAT GOVERN THE DESIGN, OPERATION AND CLOSURE OF LANDFILLS MAY ADVERSELY AFFECT OUR BUSINESS.

     These regulations include the Subtitle D Regulations that establish minimum federal requirements adopted by the U.S. Environmental Protection Agency in October 1991 under Subtitle D of the Resource Conservation and Recovery Act of 1976. If we fail to comply with these regulations, we could be required to undertake investigatory or remedial activities, curtail operations or close a landfill or operating site temporarily or permanently. Future changes to those regulations may require us to modify, supplement or replace equipment or facilities at substantial costs. If regulatory agencies fail to enforce these regulations vigorously or consistently, our competitors whose facilities do not comply with the Subtitle D Regulations or their state counterparts could obtain an advantage over us. Our financial obligation arising from any failure to comply with these regulations could materially and adversely affect our business and financial results.

     WE MAY BE SUBJECT IN THE NORMAL COURSE OF BUSINESS TO JUDICIAL AND ADMINISTRATIVE PROCEEDINGS INVOLVING FEDERAL, STATE OR LOCAL AGENCIES OR CITIZENS' GROUPS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

     Governmental agencies might impose fines or penalties on us. They might also attempt to revoke or deny renewal of our operating permits, franchises or licenses for violations or alleged violations of environmental laws or regulations, or to require us to remediate potential environmental problems relating to waste that we or our predecessors collected, transported, disposed of or stored. Individuals or community groups might also bring actions against us in connection with our operations. Any adverse outcome in these proceedings could have a material adverse effect on our business and financial results and create adverse publicity about us.

     OUR GROWTH IN THE NSW INDUSTRY MAY BE LIMITED BY OUR INABILITY TO OBTAIN NEW LANDFILLS AND EXPAND OUR EXISTING LANDFILL.

     We currently own and operate one landfill in Florida. Our ability to grow may depend in part on our ability to acquire, lease and expand landfills and develop new landfill sites. We may not be able to obtain new landfill sites or expand the permitted capacity of our landfill when necessary.

     IN SOME AREAS IN WHICH WE MAY OPERATE, SUITABLE LAND FOR NEW SITES OR EXPANSION OF EXISTING LANDFILL SITES MAY BE UNAVAILABLE.

     Operating permits for landfills in Florida and in states in which we plan to operate must generally be renewed at least every five years. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations. The process often takes several years, requires numerous hearings and compliance with zoning, environmental and other requirements and permitting and approval are often resisted by citizen, public interest or other groups. We may not be able to obtain or maintain permits we require to expand, and such permits may contain burdensome terms and conditions. Even when granted, final permits to expand are often not approved until the remaining permitted disposal capacity of a landfill is very low. Local laws and ordinances also may affect our ability to obtain permits to expand landfills. If we were to exhaust our permitted capacity at a landfill, our ability to expand internally could be limited, and we could be required to cap and close that landfill and forced to dispose of collected waste at more distant landfills or at landfills operated by our competitors. The resulting increased costs could materially and adversely affect our business and financial results.

     OUR ACCRUALS FOR LANDFILL CLOSURE AND POST-CLOSURE COSTS MAY BE INADEQUATE.

     We could be required to pay closure and post-closure costs of landfills and any disposal facilities that we own or operate. We currently accrue for future closure and post-closure costs of our owned landfill for a term of 30 years after final closure of the landfill, based on engineering estimates of consumption of permitted landfill airspace over the useful life of the landfill. Our obligations to pay closure or post-closure costs may exceed the amount we accrued and reserved and other amounts available from funds or reserves established to pay such costs. This could materially and adversely affect our business and financial results.

     WE MAY INCUR ADDITIONAL CHARGES RELATED TO CAPITAL EXPENDITURES.

     In accordance with generally accepted accounting principles, we capitalize some expenditures and advances relating to acquisitions, pending acquisitions and landfill development projects. We expense indirect acquisition costs such as executive salaries, general corporate overhead, public affairs and other corporate services as we incur those costs. We charge against earnings any unamortized capitalized expenditures and advances, net of any amount that we estimate we will recover, through sale or otherwise that relate to any operation that is permanently shut down, any pending acquisition that is not consummated and any landfill development project that we do not expect to complete. Therefore, we might incur charges against earnings in future periods that could materially and adversely affect our business and financial results.

     WE HAVE A SUBSTANTIAL NUMBER OF OPTIONS AND WARRANTS OUTSTANDING WHICH MAY DILUTE YOUR OWNERSHIP.

     We have outstanding options to purchase 1,015,829 shares of common stock at an average price of $9.65 per share and we have outstanding warrants to purchase 2,268,969 shares of common stock at an average price of $3.15 per share. These outstanding options and warrants may deter investors from providing future equity or debt investments to us. These outstanding options and warrants, if exercised, would also dilute your current ownership. To the extent that such options and warrants are exercised and sold in the future, the timing of such sale may adversely affect the prevailing market price for our common stock. The holders of the outstanding options and warrants may exercise and sell their shares at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. We have filed a Registration Statement on Form S-8 to register the shares of common stock issuable upon the exercise of options.

     YOU WILL EXPERIENCE DILUTION IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK OR OUR PREFERRED STOCK.

     Investors will experience dilution if we issue common stock as consideration for acquisitions and on the exercise of outstanding stock options and warrants. We currently have 17,761,080 shares of our common stock outstanding. Our authorized capital consisted of 70,000,000 shares of common stock and 30,000,000 shares of preferred stock. We may make additional primary public or private offerings of our common stock or our preferred stock in the future. We have 3,284,798 options and warrants outstanding and have the ability to issue an additional 784,171 options under our current stock option plan. These future issuances will cause additional dilution.

     YOU MAY SUFFER SUBSTANTIAL DILUTION FROM FUTURE CONVERSION OF OUR 10% DEBENTURES AND 10% PREFERRED IF THE CONVERSION PRICE IS LOWERED BELOW $3.60 PER SHARE.

     Our 10% Debentures and our 10% Preferred contain conversion rights that allow the holders of such instruments to convert the face amount of the instruments into our common stock at a conversion price of $3.60 per share. If we issue common stock for less than $3.60 per share or we issue any convertible debt instrument or equity security with a conversion or exercise price of less than $3.60 per share, the conversion price for our 10% Debentures and our 10% Preferred will be reduced as a result of these provisions. For every $1.00 that the price is reduced, we will be obligated to issue approximately 2.1 million shares for the 10% Debentures and approximately 1.5 million shares for the 10% Preferred.

     YOU WILL SUFFER DILUTION AS WE PAY INTEREST ON OUR 12% DEBENTURES.

     Our 12% Debentures provide for semi-annual payments of interest at 12% per year, payable in shares of our common stock on March 30 and September 30 of each year. We may pay interest on the 12% Debentures by issuing our common shares. The number of common shares issued is determined by dividing the interest payable by the closing price of our common stock on the day the interest is paid. On March 31, 2001, we issued 3,090,966 shares of our common stock as the first interest payment on our 12% Debentures at a market value per share of $1.047. If the market price of our common stock is $1.00 lower at the time of the next scheduled interest payments on September 30, 2001 and March 30, 2002, we will be obligated to issue approximately 48.8 million additional shares above the approximately 2.3 million shares we would issue if the market price per common share remained at the $1.047 price on March 31, 2001.

     YOU WILL SUFFER DILUTION IF THE SANDERS BRIDGE LOAN IS NOT REPAID APRIL 30, 2001

     If we do not repay in full the outstanding Sanders Bridge Loan of $2.5 million, including interest payable, by April 30, 2001, we will be required to issue an additional 100,000 shares per month for each month the loan is not repaid in full. This will lead to a dilution in your current ownership percentage.

     PROVISIONS IN OUR CHARTER AND BYLAWS MAY DETER CHANGES IN CONTROL THAT COULD BENEFIT OUR STOCKHOLDERS.

     Certain provisions of Delaware law and certain provisions of our certificate of incorporation and bylaws could delay or impede the removal of incumbent directors and could make it more difficult for a third-party to acquire of could discourage a third-party from attempting to acquire, control of the company. Such provisions could limit the price that investors might be willing to pay in the future for shares of the company's common stock. The certificate and bylaws impose various procedural and other requirements (including a staggered board of directors, removal of directors only for cause and the issuance of preferred stock as described below) that could make it more difficult for stockholders to effect certain corporate actions. The certificate gives the company's board of directors the authority to issue up to 30 million shares of preferred stock and to determine the price, rights, preferences and restrictions, including the voting rights of such shares, without any further vote or action by the company's stockholders. The rights of holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock issued in the future. We may issue preferred stock in the future as part of our efforts to raise equity capital. The "business combinations" statute under Delaware law may restrict certain business combinations by interested stockholders. We have entered into employment agreements with our executive officers that contain change in control provisions. The change in control provisions may hinder, delay, deter or prevent a tender offer, proxy contest or other attempted takeover because the covered employees can terminate their employment in such event and receive payments for 24 months to 60 months after termination pursuant to their respective agreements.

ITEM 2   PROPERTIES

     Our principal executive office at 14901 Quorum Drive in Dallas, Texas is subleased for a current rate of $17,089 per month, with the sublease expiring on July 31, 2002.

     EARTHCARE SOLID WASTE

     TAMPA AND CLEARWATER, FLORIDA

     Our principal operating location in Tampa is located at 1601 34th Street North. We own six acres used for office space, a truck shop and parking space for our fleet of approximately 100 vehicles. We lease two office trailers with 3,000 square feet of space and own two office trailers with 2,300 square feet of space. Our truck shop is located in a building on site with approximately 4,000 square feet of space.

     We own one material transfer station at 5113 Uceta Road in Tampa on an 8-acre parcel of land with a tipping floor of 10,500 square feet and a scale house of approximately 300 square feet. We also own a material transfer station located at 12875 60th Street North in Clearwater, Florida, on a 5.9 acre parcel of land with a tipping floor of 18,000 square feet and a scale house of 250 square feet. The tipping floor is the area where materials are unloaded and sorted. The scale house is the area where incoming and outgoing trucks are weighed.

     HILLSBOROUGH COUNTY, FLORIDA

     We operate a construction and demolition landfill located at 11457 County Road 672 in Balm, Florida. This site covers 280 acres of which 55 acres currently operate under a Class III permit. Our current usable airspace for our permitted site is approximately 1.3 million cubic yards and the total airspace for the full site is approximately 30 million cubic yards. At our current compaction rates of 2.7 tons per cubic yard, our current permitted capacity is approximately 3.2 million tons and our total site capacity is approximately 81 million tons. We maintain an owned metal office building with approximately 10,500 usable square feet and a 224 square foot scale house.

     EARTHLIQUIDS

     PLANT CITY, FLORIDA

     We own and operate a used oil recovery and processing facility located at 103 Alexander Street, Plant City, Florida on an 8-acre site. We operate from two owned buildings and two owned office trailers with a total of 9,700 square feet. We also operate from a leased office and warehouse with 13,000 usable square feet. In addition, our plant at this site includes 23 above ground storage tanks with a capacity of 1,400,000 gallons, one furnace and the needed piping, heat exchangers, vessels and pumps to operate the plant.

     WILMINGTON, DELAWARE

     We own and operate a used oil recovery and processing facility located at 505 South Market Street in Wilmington, Delaware on a 7.2-acre site. We operate from three buildings with a total of 8,460 square feet. In addition, our plant at this site includes 14 above ground storage tanks with a capacity of 3,220,000 gallons, 2 furnaces and the needed piping, heat exchangers, vessels and pumps to operate the plant.

     NEW ORLEANS, LOUISIANA

     We own and operate a used oil recovery and processing facility located at 14890 Intracoastal Drive, New Orleans, Louisiana on a 15-acre site. We operate from one building with a total of 10,000 usable square feet. In addition, our plant at this site includes 20 above ground storage tanks with a capacity of 2,300,000 gallons and the needed furnaces, piping, heat exchangers, vessels and pumps to operate the plant.

     BALTIMORE, MARYLAND

     We own and operate a collection center at 6305 East Lombard Street in Baltimore, Maryland on a 2-acre site. We operate from one building with 10,500 usable square feet. In addition, our collection center includes 9 above ground storage tanks with a total capacity of 241,000 gallons.

     POMPANO BEACH, FLORIDA

     We own and operate a used oil and oily wastewater collection facility at 1280 NE 48th Street, Pompano Beach, Florida on a 2.5-acre site. We operate from one building with 10,000 usable square feet. In addition, our collection center includes 27 above ground storage tanks with a total capacity of 417,000 gallons.

     WEST PALM BEACH, FLORIDA

     We operate a soil treatment facility at 9401 Fairgrounds Road, West Palm Beach, Florida on a 4-acre site. We use the site and a 29,000 square foot building to collect, treat and transfer soil.

     FORT PIERCE, FLORIDA

     We own and operate a used oil and used oil filter recovery and treatment facility at 5690 West Midway Road, Ft. Pierce, Florida on a 9.5-acre site. We operate from three buildings with a total of 17,600 usable square feet. In addition, our collection center includes 30 above ground storage tanks with a total capacity of 604,000 gallons.

     SATELLITE COLLECTION CENTERS

     We operate satellite collection centers in Lafayette, Port Allen, Patterson, Houma, Alexandria and Lake Charles, Louisiana to collect used oil. All the facilities are leases except the one located in Lafayette.

     EARTHAMERICA

     We operate approximately 300 trucks and 140 trailers in our EarthAmerica division to provide our NLW services. Our current equipment is in good condition and is adequate to handle our current level of revenue.

     We own or lease and operate the following facilities, which are in good condition and which are adequate to handle our current NLW service volume, in our EarthAmerica division:




      EARTHAMERICA               LAND                               BUILDINGS
     SERVICE CENTER        OWNED OR LEASED             ACRES     OWNED OR LEASED    USABLE SQUARE FEET
     --------------        ---------------             ------    ---------------    ------------------

Austell, Georgia                Leased               3.10 acres      Leased                 9,360

Gainesville, Georgia            Owned                9.54 acres       Owned                10,000

Vernon, New Jersey              Owned               11.73 acres       Owned                14,500

Deer Park, New York             Leased               2.50 acres      Leased                19,750

Eagle, Pennsylvania             Owned               10.48 acres       Owned                22,198

Houston, Texas                  Leased               1.00 acres      Leased                 6,250

Dallas, Texas                   Leased               1.00 acres      Leased                 6,000

Orlando, Florida                Owned                4.80 acres
                                Leased               3.25 acres      Leased                 6,500



ITEM 3 LEGAL PROCEEDINGS

     In March 2001, EarthCare and World Fuel Services ("WFS") settled a dispute in arbitration. EarthCare and WFS agreed to settle any known and unknown claims against each other. As part of such settlement, on April 12, 2001, we paid $1.75 million to WFS.

     In November 2000, EarthAmerica Houston, Inc., a company owned by Donald Moorehead, EarthCare's Chairman, Chief Executive Officer and a director, acquired all the tangible and intangible assets of Sewer Management, Inc. The intangible assets that were acquired included the rights to a lawsuit filed by Sewer Management, Inc. in the State of Texas relating to the use of the name EarthCare and its derivatives. We anticipate that this lawsuit will be dismissed.

     Except for the two matters described above, we are not involved in any material litigation matters at the time of the filing of this report. We become involved in claims, disputes and litigation matters during the ordinary course of our business. These matters typically involve litigation with current or former employees, customers, vendors and various governmental authorities. While we are currently involved in several matters like we just described, we do not believe that any of these matters individually or in the aggregate will have a material effect on our financial condition, results of operations or cash flows.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of security holders during the quarterly reporting period ended December 31, 2000.


PART II

ITEM 5 MARKET FOR EARTHCARE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
       MATTERS

     Our common stock is currently listed on the Nasdaq National Market under the trading symbol "ECCO". Prior to July 1999, our common stock was listed for trading on the Nasdaq Over-The-Counter ("OTC") Bulletin Board under the symbol "ECUS". Our common stock's closing price on April 12, 2001 on the Nasdaq National Market was $0.90 per common share.

     We have received a notice from the Nasdaq National Market that our common stock may be delisted because our common stock has not traded above the minimum $5 bid price, has not been traded actively by four market makers and has not had a market value for shares held by non-affiliates exceeding $15 million. We have requested a hearing with Nasdaq to present our position on these matters. We are not able to give any assurance that we will continue to be listed on the Nasdaq National Market after the hearing. We have applied for listing with Nasdaq Small Cap and with Amex; however, our common stock does not currently satisfy the Nasdaq Small Cap or Amex listing requirements. As a result, there can be no assurance that our common stock listing applications will be accepted by the Amex or the Nasdaq Small Cap or that we will be listed on any exchange or able to develop any market for our shares.

     Our common stock's high and low closing prices are shown below. The high and low closing prices for the common stock as reported by Nasdaq OTC market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

       YEAR                        FISCAL QUARTER ENDED                       HIGH              LOW
       ----                        --------------------                       ----              ---

       2001         March 31, 2001...................................        $  3.563          $  1.047

       2000         December 31, 2000................................        $  5.375          $  2.250
                    September 30, 2000...............................        $  7.500          $  5.063
                    June 30, 2000....................................        $  7.813          $  6.375
                    March 31, 2000...................................        $  9.750          $  5.750

       1999         December 31, 1999................................        $ 12.375          $  8.000
                    September 30, 1999...............................        $ 16.125          $ 11.375
                    June 30, 1999....................................        $ 16.188          $ 14.000
                    March 31, 1999...................................        $ 16.750          $ 14.000

     As of April 12, 2001, we had approximately 1,000 record holders of our common stock.

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings to finance our growth and development and, therefore, do not anticipate paying cash dividends in the foreseeable future. Our ability to pay any future dividends will depend on the future earnings and capital requirements of EarthCare and other factors that our Board of Directors considers appropriate. Additionally, our Senior Credit Facility agreement restricts the payment of cash dividends on any of our capital stock.

     We have contractual obligations to issue up to 528,495 shares of our common stock, of which 465,567 shares are held in escrow if the conditions relating to financing guarantees contained in certain acquisition agreements with NLW service providers are met.

     As of April 13, we had options outstanding to various employees, officers, directors and non-employees to purchase 1,015,829 of our common shares at an average exercise price of $9.65 per share.

     As of April 16, 2001, warrants to purchase 2,268,969 shares of our common stock were outstanding at an average exercise price of $3.15. We issued these warrants as follows:

o April 16, 2001 - warrants to purchase up to 150,000 shares of our common stock with an exercise price of $3.60 per share were issued to our Senior Lenders, Bank of America N.A. and Fleet Bank N.A., in connection with our Third Amendment to our Senior Credit Facility. These warrants contain dilution protection.

o April 4, 2001 - warrants to purchase up to 680,000 shares of our common stock with an exercise price of $0.001 per share were issued to Sagemark Capital in connection with the Sagemark Loan. These warrants vested one half in April 2001 and the remainder will vest on October 3, 2001 if the Sagemark Loan is not fully repaid at that time.

o September 30, 2000 - warrants to purchase up to 400,000 shares of our common stock with a current exercise price of $3.60 per common share were issued to the holders of our 12% Debentures. These warrants were issued in connection with a deferral of the interest payment on the 12% Debentures due September 30, 2000. These warrants contain dilution price protection. The original exercise price was $5.00 per share.

o July 1, 2000 - warrants to purchase 50,000 shares of our common stock with an exercise price of $7.81 per common share were issued to a former employee and consultant in connection with the settlement of a litigation matter.

o June 30, 2000 - warrants to purchase up to 200,000 shares of our common stock with a current exercise price of $3.60 per common share were issued to Founders Equity Group, an investment bank, in connection with a private placement of 599,807 shares of our common stock. These warrants contain dilution price protection. The original exercise price was $6.67 per share.

o May 25, 2000 - warrants to purchase up to 75,000 shares of our common stock with an exercise price of $7.00 per common share were issued to three current directors and two former directors. The warrants issued to former directors replaced options previously held by those directors.

o February 16, 2000 - warrants to purchase up to 400,000 shares of our common stock with a current exercise price of $3.60 per share were issued to the holders of our 12% Debentures. These warrants were issued in connection with our private placement of our 12% Debentures. These warrants contain dilution protection. The original exercise price was $6.63 per share.

o May 1, 1999 - warrants to purchase up to 10,000 shares of our common stock were issued to one of our Senior Lenders, Fleet Bank N.A., at an exercise price of $15.50 per common share. As part of our Third Amendment, the exercise price for these warrants was reduced to $3.60 per share.

o April 1, 1999 - warrants to purchase up to 35,000 shares of our common stock were issued to one of our Senior Lenders, Bank of America N.A., at an exercise price of $14.00 per common share. As part of our Third Amendment, the exercise price for these warrants was reduced to $3.60 per share.

o June 1, 1998 - warrants to purchase up to 50,000 shares of our common stock were issued to one of our Senior Lenders, Bank of America N.A., at an exercise price of $13.00 per common share. As part of our Third Amendment, the exercise price for these warrants was reduced to $3.60 per share.

o April 1, 1998 - warrants to purchase 500,000 shares of our common stock at an exercise price of $5.80 per common share were issued to former shareholders of our predecessor company, Microlytics, Inc., in connection with our reverse merger. As of March 31, 2001, 163,969 warrants are still outstanding. Since April 1, 1998, the holders of these warrants have exercised their rights to purchase 336,031 shares of common stock for cash.

o January 1, 1998 - warrants to purchase 55,000 shares of our common stock at an exercise price of $14.50 were issued to shareholders of a private company in Houston in order to acquire the right to use the name "EarthCare" and its derivatives on a non-exclusive basis.

RECENT SALES OF UNREGISTERED SECURITIES

     On April 11, 2001, we completed a private placement of a $1.5 million bridge loan with Sagemark Capital, an investment fund in which our Chairman is a limited partner. In connection with this loan, we issued a warrant to purchase up to 680,000 shares of our common stock at $0.001 per share. One half of the warrant vested at closing and the remainder vests on October 3, 2001, if the loan is not repaid in full by such date.

     On March 5, 2001, we issued 100,000 unregistered shares of our common stock to various individuals in connection with a $2,500,000 loan placed by Sanders Morris Harris ("Sanders Bridge Loan"). If the Sanders Bridge Loan is not repaid by April 30, 2001, we will be obligated to issue 100,000 shares of our common stock for each month that the Sanders Bridge Loan is not repaid in full.

     On December 4, 2000, we sold $7,000,000 of our 10% mandatory redeemable convertible preferred stock ("10% Preferred") in a private placement to Donald Moorehead. In exchange we received $3,000,000 in cash and 599,807 shares of our common stock, which were then cancelled.

     On September 30, 2000, we sold 1,000,000 shares of our common stock for $5,000,000 in cash, at $5.00 per share, which represented a 9.3% discount from the closing price on that date, to Donald Moorehead. We used the proceeds from that sale to pay down our Senior Credit Facility in order to meet our Senior Lenders requirement to pay down part of the facility or provide additional cash collateral.

     On June 30, 2000, we sold 599,807 shares of our common stock for $4,000,000 in cash, at $6.669 per share, which represented an 8.9% discount from the closing price on that date, to Founders Equity Group in a transaction on behalf of Donald Moorehead. We also paid Founders Equity Group a cash fee of $120,000 for arranging this transaction. We used the proceeds from this sale to repay a loan to EarthCare from Donald Moorehead in the amount of $1,800,000. The remainder of the cash was used for general working capital.

     On February 16, 2000, we sold $20,000,000 of our 12% subordinated debentures ("12% Debentures") in a private placement for cash. In connection with this sale, we also issued warrants to purchase 400,000 shares of our common stock as described above. The warrants are exercisable for five years from February 16, 2000. The 12% Debentures accrue interest at 12% per year from the date of the sale, payable semi-annually on September 30 and March 30 of each year. The first interest payment due September 30, 2000 was deferred to March 30, 2001, and in return for such deferral, we issued additional warrants to purchase 400,000 shares of our common stock. We paid the interest due on March 30, 2001 by issuing 3,090,966 shares of our common stock. We may pay interest on the 12% Debentures by issuing our common shares. The number of common shares issued is determined by dividing the interest payable by the closing price of our common stock on the day the interest is paid. We used the proceeds from this sale to finance acquisitions and for general working capital.

     On October 11, 1999, we completed a private placement of $15,000,000 of our 10% convertible subordinated debentures ("10% Debentures"). We sold $13,962,500 of our 10% Debentures by December 31, 1999, and we sold the remaining $1,037,500 in January 2000. We used the cash from the sale of the 10% Debentures for acquisitions and general working capital. The 10% Debentures accrue interest at 10% payable each calendar quarter. For the first two years, we may elect to pay the interest by issuing additional 10% Debentures. For the next two years, we are to pay the interest in cash unless such payment is prohibited by our Senior Lenders. After such time, we are to pay the interest in cash. Through March 31, 2001, we have issued an additional $2,220,571 of our 10% Debentures as interest payments. The 10% Debentures may be converted to our common shares at a current conversion price of $3.60 per share. This conversion price is protected against dilution. We may call the 10% Debentures at any time and we are required to redeem the 10% Debentures on October 31, 2006. We sold $3,537,500 of the 10% Debentures to Donald Moorehead and his affiliates, and we sold $2,000,000 to Raymond Cash and his affiliates.


ITEM 6 SELECTED FINANCIAL DATA

     The following table sets forth our selected financial data. Our selected financial data for the years ended December 31, 2000, 1999 and 1998 and for the period from inception (March 19, 1997) through December 31, 1997 are derived from the audited financial statements of EarthCare. The selected financial data for the period from January 1, 1997 through March 18, 1997 and for the year ended December 31, 1996 is derived from the audited financial statements of the predecessor of the Company. As a result of acquisitions occurring in 2000 and 1999 and as a result of the discontinued operations of certain business segments of EarthCare, our historical financial statements are not representative of the financial results expected for future periods. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of EarthCare and notes thereto contained in this Annual Report on Form 10-K.


                                                             EarthCare                                       Predecessor
                                       -----------------------------------------------                ---------------------------
                                                                                        Period from   Period from
                                                                                         inception     January 1
                                                                                      (March 19, 1997)    to        Year ended
                                                   Year ended December 31,            to December 31,  December 31, December 31,
                                             2000            1999             1998          1997         1997          1996
                                       ---------------  ---------------   ------------  ------------  -----------  --------------
STATEMENT OF OPERATIONS DATA:

CONTINUING OPERATIONS:
Revenues                               $       702,477  $             -    $         -   $         -   $        -   $           -
                                       ---------------  ---------------    -----------   -----------   ----------   -------------
Operating expenses:
General and administrative expense           5,791,546        5,422,364      2,899,820             -            -               -
Depreciation and amortization                  154,872          146,556        103,624             -            -               -
                                       ---------------  ---------------    -----------   -----------   ----------   -------------
Total operating expenses                     5,946,418        5,568,920      3,003,444             -            -               -
                                       ---------------  ---------------    -----------   -----------   ----------   -------------
Operating loss                              (5,243,941)      (5,568,920)    (3,003,444)            -            -               -
Interest expense                             1,415,313          235,832         94,523             -            -               -
Other                                         (101,221)         (40,619)             -             -            -               -
                                       ---------------  ---------------    -----------   -----------   ----------   -------------
Loss before income tax provision            (6,558,033)       5,764,133)    (3,097,967)            -            -               -
(benefit)

Income tax provision (benefit)                       -                -       (823,002)            -            -               -
                                       ---------------  ---------------    -----------   -----------   ----------   -------------
Loss from continuing operations             (6,558,033)      (5,764,133)    (2,274,965)            -            -               -

DISCONTINUED OPERATIONS:

Income (loss) from discontinued
operations
EarthAmerica                               (11,627,417)      (9,859,742)       845,875      (258,352)       2,320          58,634
EarthLiquids                                   503,023         (344,182)             -             -            -               -
Allen Tate                                  (2,239,454)        (478,119)             -             -            -               -
                                       ---------------  ---------------    -----------   -----------   ----------   -------------
Income (loss) from discontinued            (13,363,848)     (10,682,043)       845,875      (258,352)       2,320          58,634
operations

Loss from sale of discontinued
operations
EarthAmerica                               (32,043,044)               -              -             -            -               -
EarthLiquids                               (28,380,660)               -              -             -            -               -
Allen Tate                                  (4,021,018)               -              -             -            -               -
                                       ---------------  ---------------    -----------   -----------   ----------   -------------
Loss from sale of discontinued             (64,444,722)               -              -             -            -               -
operations                             ---------------  ---------------    -----------   -----------   ----------   -------------

Net income (loss) from discontinued        (77,808,570)     (10,682,043)       845,875      (258,352)       2,320          58,634
operations                             ---------------  ---------------    -----------   -----------   ----------   -------------

Income (loss) before extraordinary         (84,366,603)     (16,446,176)    (1,429,090)     (258,352)       2,320          58,634
items

Extraordinary gain on early retirement               -           86,817              -             -            -               -
of debt                                ---------------  ---------------    -----------   -----------   ----------   -------------

Net loss                                   (84,366,603)     (16,359,359)    (1,429,090)     (258,352)       2,320          58,634
Dividends and accretion of discount on         (62,632)               -              -             -            -               -
10% Preferred                          ---------------  ---------------    -----------   -----------   ----------   -------------

Net loss available to common           $   (84,429,235) $   (16,359,359)   $(1,429,090)  $  (258,352)  $     2,320  $      58,634
stockholders                           ===============  ===============    ===========   ===========   ===========  =============


Net loss per share - basic and diluted:
Continuing operations                  $         (0.50) $         (0.56)$        (0.27) $          -          N/A             N/A
Discontinued operations                          (5.94)           (1.03)          0.10         (0.13)         N/A             N/A
Dividends, accretion of discount on
preferred
and extraordinary item                               -                -              -             -          N/A             N/A
                                       ===============  =============== ==============  ============   ==========   =============
Net loss                               $         (6.44) $         (1.59)$       (0.17)  $      (0.13)         N/A             N/A
                                       ===============  =============== ==============  ============   ==========   =============
Weighted average number of common           13,101,022       10,321,164      8,427,407     1,940,536          N/A             N/A
shares



                                                                         At December  31,
                                         ----------------------------------------------------------------------------------
                                             2000              1999             1998            1997               1996
                                         -------------    --------------    ------------    --------------    -------------
BALANCE SHEET DATA:
Working capital (deficit)               $  (19,477,413)   $    2,426,363    $    938,120    $   (1,153,561)   $    (130,188)
Intangibles, net                             7,311,210                 -               -                 -                -
Net assets of discontinued operations       56,801,400        66,783,661      28,337,691           812,453        1,102,047
Total assets                                88,605,366        70,692,008      33,290,279         1,584,712          971,859
Long-term debt, including current          102,143,019        47,448,606       9,327,940           303,955          539,849
portion
Retained earnings (accumulated            (102,424,185)      (18,046,801)     (1,687,442)         (258,352)         270,441
deficit)
Total shareholders' equity (deficit)       (42,409,571)       19,615,724      19,016,070           812,453          270,941

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

         EarthCare is a publicly traded company whose common stock is currently traded on the Nasdaq National Market under the symbol "ECCO". EarthCare and its subsidiaries are engaged in three non-hazardous waste divisions. Our EarthCare Solid Waste division provides collection, transfer and disposal of NSW in Hillsborough County, Florida, the adjoining counties and Palm Beach County, Florida. Our EarthAmerica division provides NLW collection, processing, treatment, disposal, bulk transportation, pumping, plumbing and maintenance services from its operating locations in New York, New Jersey, Pennsylvania, Florida, Georgia and Texas. Our EarthLiquids division provides NLW used oil and oily wastewater recovery and treatment services in Florida, Delaware, Louisiana, New Jersey and Pennsylvania. EarthLiquids also sells refined oil derived from used oil and oily wastewater.

         RECENT DEVELOPMENTS

         During the third quarter of 2000, our management group and Board of Directors decided to focus EarthCare's future management and financial resources principally on the NSW business in an effort to build a stronger company with more predictable revenue, earnings and cash flows. As part of this change of focus, we sold our environmental compliance software company, Allen Tate Commercial Software LLP, during the fourth quarter of 2000 to a private company owned by William Addy, one of our executive officers.

         In October 2000, we amended our Senior Credit Facility (the "Second Amendment"). As part of the amendment, the banking group waived our lack of compliance with certain financial covenants in the credit agreement. The Second Amendment also reduced the total availability under the Senior Credit Facility by $5 million and revised the financial covenants to require that we maintain monthly earnings before interest, taxes, depreciation and amortization ("EBITDA") of $500,000. In addition, the Second Amendment suspended the application of certain other financial covenants, including minimum net worth, interest coverage and debt to capitalization, until the quarterly period beginning July 1, 2001.

         As of December 31, 2000, we were not in compliance with certain financial covenants under the Second Amendment, including the monthly EBITDA requirement. We began exploring certain financing and strategic alternatives for our EarthAmerica and EarthLiquids divisions. On April 12, 2001, our Board of Directors approved a plan to sell both divisions. We are currently negotiating the sale of each division to two different strategic buyers, and we expect to complete the sale, subject to normal terms and conditions, of EarthAmerica by the end of the second quarter of 2001 and of EarthLiquids during the third quarter of 2001.

         On April 16, 2001, we entered into the third amendment to our Senior Credit Facility (the "Third Amendment"). Pursuant to the Third Amendment, our lenders waived our lack of compliance with certain financial covenants, including (i) the monthly EBITDA requirement; and (ii) the requirement that our Chairman provide all of his required $25.0 million collateral by December 31, 2000 pursuant to the terms of certain guaranty agreements. In addition, the Third Amendment requires us to sell (x) our EarthAmerica division by April 30, 2001 and (y) our EarthLiquids division by May 31, 2001. If we have not sold our EarthLiquids division by May 31, 2001, the Third Amendment requires us to hire a financial advisor to assist us with an orderly sale of this division. The Third Amendment also requires that any net proceeds from the sale of our EarthAmerica and EarthLiquids divisions, expected to be approximately $54.0 million in the aggregate, be used to pay down the outstanding balance of our Senior Credit Facility ($50.7 million as of April 13, 2001).

         Based on the expected net sales prices for the EarthAmerica and EarthLiquids divisions, we have recorded a loss on the expected sale of these divisions of approximately $60.4 million. Our Senior Lenders have indicated that they will not provide additional debt financing to support our acquisition strategy in the

NSW industry if we have not sold our EarthAmerica and our EarthLiquids divisions. If we are unable to sell our EarthAmerica and our EarthLiquids divisions to the current prospective buyers, we will pursue other buyers for the divisions, as required by the Third Amendment. If we (i) are unable to sell our EarthAmerica division by April 30, 2001 and (ii) we are unable to sell our EarthLiquids division by May 31, 2001 and do not hire a financial advisor by that date, we will not be in compliance with our Senior Credit Facility. To the extent that our management is required to devote additional effort to the sale of these two divisions, our ability to develop our NSW business will be limited.

         We have received a notice from the Nasdaq National Market that our common stock may be delisted because our common stock has not traded above the minimum $5 bid price, has not been traded actively by four market makers and has not had a market value for shares held by non-affiliates exceeding $15 million. We have requested a hearing with Nasdaq to present our position on these matters. We are not able to give any assurance that we will continue to be listed on the Nasdaq National Market after the hearing. We have applied for listing with Nasdaq's Small Cap Market and with Amex; however, our common stock does not currently satisfy the Nasdaq Small Cap or Amex listing requirements. As a result, there can be no assurance that our common stock listing applications will be accepted by the Amex or the Nasdaq Small Cap or that we will be listed on any exchange or be able to develop or maintain any market for our shares.

         The financial statements as of and for the year ended December 31, 2000 have been prepared assuming that EarthCare will continue as a going concern. EarthCare has incurred net losses of $84.4 million in 2000, $16.4 million in 1999 and $1.4 million in 1998 and has an accumulated deficit of $102.4 million as of December 31, 2000. In addition, our working capital deficiency was $19.5 million and our total debt amounted to $102.1 million at December 31, 2000. Due to our history of net operating losses, our capital and working capital deficiency, the uncertainty surrounding the completion of the sale of EarthAmerica and EarthLiquids and uncertainty about our future operating results, our independent accountants have expressed substantial doubt about EarthCare's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         We currently are negotiating with two strategic buyers to sell our EarthAmerica and our EarthLiquids divisions, the proceeds of which are required to reduce our existing debt. We expect to complete these transactions, subject to normal terms and conditions, by the end of the second quarter of 2001 for the sale of EarthAmerica and during the third quarter of 2001 for the sale of EarthLiquids. Although we believe that these transactions will be completed, we cannot provide any assurance that these transactions will be completed or that they will be completed at favorable terms.

         We believe that EarthCare is a going concern. We believe that we have implemented a plan that will allow EarthCare to continue as a going concern focused on the solid waste industry. Our plans relating to our capital structure are discussed herein and include the steps shown below to improve the cash flow from operations and reduce our debt level.

o Reduce the operating expenses (in addition to personnel reductions that have occurred in the fourth quarter of 2000) including the integration of certain management and administrative functions.

o Aggressively manage working capital to improve cash flow from operating activities,

o    Sell the EarthAmerica and EarthLiquids divisions,

o    Refinance certain existing debt, and

o    Raise additional debt and equity capital.

         OPERATING RESULTS

         During 2000 and 1999, we incurred a loss from operations of both our continuing and discontinued operations of approximately $19.9 million and $16.4 million, respectively. After deducting the loss recognized on the impairment of EarthAmerica's long-lived assets of $3.4 million and $11.3 million, we incurred a net loss from operating activities of $16.5 million and $5.1 million, respectively. During the same period, our cash used by these operating activities was $1.3 million in 2000 and $5.5 million in 1999. The differences between the net loss from operating activities and the cash needs for operating activities are principally caused by the following factors:

o Depreciation and amortization expense - $6.7 million in 2000 and $2.7 million in 1999,

o    Non-cash interest expense of $4.8 million in 2000, and

o Net changes in working capital of $6.8 million in 2000 and $(4.3) million in 1999 that generated cash.

Despite the significant losses sustained during 2000 and 1999, we were able to manage our levels of working capital to reduce the need for cash to fund our operating activities. To the extent that cash was needed to fund operating activities during 2000 and 1999, we raised equity capital or we borrowed from our lenders to finance these needs. Management expects to continue to aggressively manage its working capital during 2001 in order to reduce the cash needs for its operating activities.

         Our operating results for our EarthAmerica, EarthLiquids and Allen Tate divisions are presented in Note 4 to our audited financial statements for the years ended December 31, 2000, 1999 and 1998. These operating results have been reported as one amount for each year and presented in the net income (loss) from discontinued operations line on our consolidated statements of operations. The results of our discontinued operations were negatively affected by the performance of the EarthAmerica and Allen Tate divisions.

         During 2000, the operating results for EarthAmerica deteriorated. While revenue increased principally due to the acquisition of All County Resource Management, an NLW company in New Jersey, operating expenses increased significantly. The following factors contributed to the lower operating results of EarthAmerica in 2000:

o    Sales and marketing expense to implement new service programs,

o Information system development costs associated with a new operating system for our service centers,

o Weather conditions in the Northeast and Southeast that negatively affected revenue,

o Significant turnover in management personnel at our service centers in Pompano, Eagle, Deer Park and Austell, and

o A poorly conceived yellow page advertising campaign launched in late 1999 and continuing through the third quarter of 2000 that did not succeed in attracting enough customer interest in our services.

         During 2000, we incurred a net loss of $2.2 million from our Allen Tate environmental compliance software division. This was due to a much slower than anticipated development cycle for its software product, ISNetworld, and the operating information software system for the EarthAmerica division. Primarily as a result of the failure of ISNetworld to develop a completed software product for sale and the losses sustained while we owned Allen Tate, we sold the assets of Allen Tate on October 31, 2000 to a private company owned by one of our executive officers, William Addy.

         Following the sale of the EarthAmerica and EarthLiquids divisions in 2001, we expect that the operating results and cash flow from ERMF will help support the corporate office of EarthCare. Until these divisions are sold, the cash flows from the EarthLiquids and EarthAmerica divisions are expected to be adequate to fund their operating needs, service the interest expense on our outstanding debt and, if adequate cash flows are available from the operating activities after interest expense, fund our capital expenditures.

         Under our current debt structure, ERMF is financed separately from the rest of EarthCare and, except for allocated insurance and certain payroll benefit costs, does not provide any cash flow to support EarthCare. Assuming that we sell the EarthAmerica and the EarthLiquids divisions and repay the Senior Credit Facility, we intend to either amend the ERMF senior debt credit facility to allow the funding of our corporate costs or to repay that facility with funds borrowed under a new senior credit facility. Until such time, our ERMF operations are expected to generate an adequate level of cash flow to meet ERMF's operating, financing and investing cash needs. Earthcare and ERMF do not guarantee each other's debt and do not provide any financing to each other. We can provide no assurance that we will be able to enter into a new senior credit facility; however, we believe it is likely that we will be able to enter into a new senior credit facility or other debt agreements with the continued guaranty or collateral support of our Chairman. Our Chairman has orally indicated a willingness to provide his continued guaranty and collateral support for a new senior credit facility until we are able to arrange such financing without his guaranty and collateral support.

         During 2000, we needed $8.5 million in cash to fund our corporate expenses ($3.3 million) and to fund our interest expense ($5.2 million) that was paid in cash. During 1999, we needed $5.5 million in cash to fund our corporate expenses ($3.7 million) and to fund our interest expense ($1.8 million) that was paid in cash. During 1998, we needed $1.5 million in cash to fund our corporate expenses ($843,000) and to fund our interest expense ($657,000) that was paid in cash. During 1999 and 2000, our interest expense in cash increased significantly due to the additional debt we incurred to fund our acquisitions, our capital expenditures and our operating cash flow needs. In addition, during 2000, we incurred approximately $4.8 million in non-cash interest expense principally associated with our 10% Debentures ($1.6 million), our 12% Debentures ($2.1 million) and the amortization of deferred financing costs.

         We recognized $702,477 in management fee revenue from ERMF, after eliminating our share of the earnings of ERMF, under terms of a management agreement in place between ERMF and EarthCare for the first three quarters of 2000.

          We increased our corporate general and administrative costs for 2000 by $400,000, from $5.4 million in 1999 to $5.8 million in 2000, primarily as a result of the following:

o $800,000 of severance costs relating to an executive officer and several key employees,

o $300,000 of litigation settlement costs relating to a former employee and consultant,

o    $500,000 of accounting fees for our audits,

o $300,000 of legal fees associated with various legal matters during 2000, and

o    ($1.5) million reduction in all other corporate costs.

          We incurred an increase in corporate general and administrative costs of $2.2 million, from $2.9 million in 1998 to $5.4 million in 1999 due to the following reasons:

o $2.5 million related to an increase in the size of our corporate infrastructure,

o    $300,000 related to our new information technology system,

o    $100,000 related to our acquisition costs,

o $300,000 related to our severance costs for certain executive officers and employees in 1999,

o    ($400,000) related to a reduction in other corporate costs, and

o ($600,000) related to reversals of accruals from 1998 for bonuses, relocation costs and insurance reserves due to changes in our estimates.

         During 2000, 1999 and 1998, we made several acquisitions in our EarthAmerica and EarthLiquids divisions and, as a result, the operating results for 2000, 1999 and 1998 are significantly affected by the size and timing of these acquisitions. For this reason, we have not provided a comparative analysis of these operating results.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW - OPERATING ACTIVITIES

         Our operating activities required net cash funding of $1.3 million in 2000, $5.5 million in 1999 and $1.5 million in 1998. This requirement was principally due to the losses sustained by our divisions on a combined basis. We financed the cash needs of our operating activities with a combination of debt and equity capital as more fully described below. In addition, we relied upon our management of working capital in order to partly offset the cash needs of our operating activities. These efforts included increased collection efforts and a lengthening of vendor payment terms.

         During 2000, the operating results and cash flows of the EarthLiquids division helped to support the operating cash flow needs of EarthAmerica and Allen Tate. For the year, however, our total cash flow from operations to finance our aggregate funding needs. For the year ended December 31, 2000, we had negative cash flow from operations of $1.3 million.

         In order for EarthCare to continue to meet its current obligations prior to selling the EarthAmerica and EarthLiquids divisions, the operating results and cash flows for its EarthAmerica division must improve from the 2000 results and the operating results and cash flows of its EarthLiquids and EarthCare Solid Waste divisions must remain at or improve from the levels attained in 2000.

         During the first quarter of 2001, we have generated cash from our discontinued operations adequate to support the needs of our operations to fund EarthCare's corporate costs and to service interest payments on our debt. During the first quarter of 2001, we have continued to aggressively manage the working capital of EarthCare in order to help generate an adequate level of cash for operating needs and to service our debt. We have deferred capital expenditures that are not critical to support known revenue, maintenance or safety needs.

         Working capital deficiency

         At December 31, 2000, we had a working capital deficiency of approximately $19.5 million. Because the Third Amendment requires us to sell our EarthAmerica division and our EarthLiquids division and because we anticipate that we will sell both of these divisions during the year ending December 31, 2001, we have included the entire outstanding balance of our Senior Credit Facility as current indebtedness.

         The current portion of long-term debt at December 31, 2000 includes the following amounts that management intends to refinance during 2001 on a long-term basis, but we can provide no assurance that it will be able to do so:

o $7.8 million due to one of ERMF's senior lenders - This senior lender has orally indicated a willingness to refinance this debt on a long-term basis when the current debt agreements expire in June 2001.

o $4.0 million in bridge loans - We expect to refinance these loans with alternate sources of debt or equity capital and we also expect to repay one of these loans following the sale of our EarthAmerica and our EarthLiquids division.

o $3.0 million in subordinated debt due to Donald Moorehead, our Chairman - This debt is in turn owed by Donald Moorehead to a third party. This debt is not secured by any assets of the Company. Although it is due June 30, 2001, if we don't repay the debt in full at that time, we are charged interest at an annual rate of 24% payable monthly in cash.

         As of December 31, 2000, our accrued liabilities amounted to $16.0 million and included the following items that are not expected to be paid during 2001 or are intended to be refinanced during 2001 on a long-term basis, but have been classified as current liabilities for the reasons described:

o $2.3 million for insurance - This represents insurance premium assessments due as the result of insurance audits. We are currently negotiating a payment plan for this liability, which if successfully negotiated would allow us to repay this amount over two to four years.

o $2.1 million in accrued interest on our 12% subordinated debentures - This interest is payable in common stock and will not affect our cash flow.

o $2.8 million accrued for environmental remediation costs - This amount consists primarily of environmental liabilities as part of the acquisition of EarthLiquids's subsidiary, International Petroleum Corporation. At the time the purchase price was finalized, we recorded a reserve for the estimated remediation costs associated with various sites, as the amount was estimable and probable of being paid. We have not been able to determine when such liability will be discharged and, as a result, have included the liability as a current liability.

o $1.8 million to cover the settlement of a dispute in arbitration. This amount was paid April 12, 2001 and was financed with $250,000 from our operating cash flow and $1.5 million from a bridge loan.

         If we are unable to refinance our debt that is due during 2001 or if we are unable to defer the payment of our insurance or environmental liabilities mentioned above with cash during 2001, and if the cash flows from our operating activities are not adequate to fund these cash requirements, we will be unable to maintain our current operations without obtaining alternate sources of debt or equity capital, significantly reducing our operating expense or selling certain of our operating assets. Although we intend to refinance our debt that is due during 2001 and we intend to defer cash payments on our insurance and environmental liabilities during 2001, we can provide no assurance that we will be able to do so.

         Assuming that we have completed the sale of the EarthAmerica and the EarthLiquids divisions, our company will consist of our EarthCare Solid Waste division and our corporate office. In order to continue our operations, we will be required to either amend our existing Senior Credit Facility or seek new senior debt financing to finance our ongoing operations and our strategic and acquisition growth plans in the NSW industry. We also intend to raise additional equity or debt capital to support our growth plans. We can provide no assurance that we will be able to raise the necessary capital to support our NSW growth plans. If we are unable to raise the necessary capital to support our NSW growth plans, then we will continue to operate our EarthCare Solid Waste division and focus on internal growth funded by our operating cash flow. If our operating cash flow from our Solid Waste Division is not adequate to fund our internal growth, we will be required to reduce our operating expenses, most likely with personnel reductions and reductions in our corporate general and administrative expense. We may also be required to sell certain operating assets.

         CASH FLOWS - INVESTING ACTIVITIES

         During the last two quarters in 2000 and during 2001 to date, we have significantly reduced the level of our capital expenditures. During the remainder of 2001, we expect that we will limit our capital expenditures to those items that are needed to directly support known revenue growth and to meet existing critical safety, maintenance or environmental needs. If we are able to generate adequate levels of operating cash flows or if we are able to obtain alternate sources of debt or equity capital, we expect to expend approximately $3,000,000 for capital expenditures during 2001. If we are unable to generate an adequate level of operating cash flows or are unable to obtain alternate debt or equity capital, we will reduce the level of our capital expenditures. If we are forced to reduce the planned level of capital expenditures, this may negatively affect the future revenue growth of our divisions and the current operations of certain of our facilities.

         During 2000, we used proceeds from the issuance of our 10% Debentures ($1.0 million), the issuance of our 12% Debentures ($20.0 million) and borrowings under our Senior Credit Facility to finance the acquisitions of IPC and All County for $35.8 million. In addition, we used the sale of our 10% Preferred ($3.0 million) and the sale of 1,599,807 shares of common stock ($8.9 million) to repay a portion of the outstanding Senior Credit Facility. During 1999, we used proceeds from our Senior Credit Facility and proceeds from the issuance of our 10% Debentures to finance the acquisition of Magnum for $12.0 million. Proceeds from the exercise of stock options and warrants were used to fund general working capital and capital expenditures. During 1998, we used the proceeds from the sale of common stock ($15.5 million), proceeds from the exercise of stock options and warrants ($2.4 million) and proceeds from debt borrowings to finance the acquisitions of businesses during the year.

         CASH FLOWS - FINANCING ACTIVITIES

         EarthCare's debt has risen significantly from $9.3 million at December 31, 1998 to $102.1 million at December 31, 2000. The capital raised by this increase in debt has been used to finance $47.0 million and $33.2 million of cash used to pay for acquisitions and, to a lesser extent, capital expenditures. We spent $35.8 million in 2000 and $27.2 million in 1999 to acquire businesses and $7.5 million in 2000 and $4.8 million in 1999 on capital expenditures. Although operating activities have needed $1.3 million in 2000, $5.5 million in 1999 and $1.5 million in 1998, such needs have been financed with debt or equity capital. We have been able to service our interest expense during 2000 and the first quarter of 2001. We expect to be able to continue to service our interest expense during 2001. We do not expect to reduce the outstanding principal balance of our debt unless we sell the EarthAmerica and the EarthLiquids divisions, unless we raise additional debt or equity capital or unless we refinance certain of our existing debt.

         Approximately $36.7 million of our debt is subordinated, and we do not currently pay interest in cash on this debt. Therefore, although we will incur approximately $4.0 million in interest expense on this debt during 2001, we will not be required to pay this interest in cash.

         During the second quarter of 2001, we intend to evaluate our existing capital structure. We are evaluating an exchange offer to the holders of our 10% Debentures, our 12% Debentures and our 10% Preferred. This exchange offer would consist of two parts. Holders of our 10% Debentures and our 12% Debentures would be offered two exchange choices. One exchange would consist of receiving 10% Preferred with a conversion price lower than the current conversion price for the 10% Debentures of $3.60 per share. A second exchange choice would consist of a new series of convertible preferred stock with no redemption feature but with a lower conversion price than the first exchange offer. This second exchange offer would also be made to the current holders of our 10% Preferred. Although we have not formalized these plans, we expect that our exchange offers may be attractive enough to convince our current holders of 10% Debentures, 12% Debentures and 10% Preferred to convert their securities to a new series of preferred stock. There can be no assurances that we will be successful in exchanging our 10% Debentures, our 12% Debentures and our 10% Preferred on favorable terms to all.

         12% Debentures

         On February 16, 2000, we completed a $20,000,000 private placement of our 12% subordinated debentures, due March 30, 2008 (the "12% Debentures"), including the issuance of warrants to purchase 400,000 shares of EarthCare's common stock. We may pay the interest on the 12% Debentures by issuing shares of our common stock, which we did on March 31, 2001 by issuing approximately 3.1 million shares.

         10% Debentures

         On October 11, 1999, we completed a $15,000,000 private placement of our 10% convertible subordinated debentures ("10% Debentures"), due October 31, 2006. Interest is payable quarterly at the rate of 10% per year on the 10% Debentures. From the closing through October 2001, interest is payable in kind issuing additional 10% Debentures. For the two years ending October 2003, interest may be paid in cash if permitted by our Senior Lenders, otherwise interest is payable in additional debentures. For the last three years, interest is payable in cash. To date, we have paid all the interest on the 10% Debentures by issuing additional 10% Debentures.

         Sanders Bridge Loan

         On March 5, 2001, EarthCare Resource Management of South Florida, Inc. ("ERMSF"), a wholly-owned subsidiary of ERMF, obtained a $2,500,000 loan (the "Sanders Bridge Loan") in a private placement by Sanders Morris Harris, an investment-banking firm located in Houston, Texas. We agreed to pay interest at 14% per year payable monthly in cash. If we do not repay the loan in full by April 30, 2001, interest will be payable at 18% per year payable monthly in cash. We issued the lenders 100,000 shares of our common stock at the time of the loan closing. For each month after April 30, 2001 that any balance remains outstanding, we are obligated to issue an additional 100,000 shares of our common stock. Our Chairman has personally guaranteed the Sanders Bridge Loan and has provided collateral of $500,000 to support this loan. In addition, we have provided the common stock of ERMSF and EarthCare Acquisition Sub, Inc. ("EAS"), a wholly owned subsidiary of ERMF, as collateral for the Sanders Bridge Loan. We have also provided a security interest in all the assets of ERMF and EAS.

         We used the proceeds from the Sanders Bridge Loan as follows:

o    We loaned $1,055,000 to a privately owned landfill company,

o We paid $445,000 to the shareholders of the same landfill company for an option to acquire all the capital stock of the landfill company,

o We used $350,000 to purchase the equipment and the intangible assets of a collection company in Palm Beach County, Florida,

o    We paid $85,000 in fees to Sanders Morris Harris, and

o We retained the remaining $565,000 for general working capital for ERMSF, of which we plan to use $200,000 for additional option fee payments to the owners of the landfill company.

         Sagemark Loan

         On April 11, 2001, ERMF's subsidiary, ERMSF, obtained a $1,500,000 loan from Sagemark Capital (the "Sagemark Loan") in a private placement. Our Chairman is a limited partner in Sagemark Capital. We agreed to pay interest at 14% per year payable monthly in cash. In addition, we issued a warrant to purchase 680,000 shares of common stock at $0.001 per share. The warrant vested one half at closing and the remainder will vest on October 3, 2001 if the loan is not fully repaid at that time. Our Chairman has personally guaranteed the Sagemark Loan and we have agreed not to pledge any additional assets of ERMF or EAS.

ACQUISITIONS

         Since our inception, we have made twenty acquisitions and sold the assets of one of our EarthAmerica service centers. Please refer to page 11 for a more detailed description of our acquisitions and disposal.

SEASONALITY AND INFLATION

         Our EarthLiquids division is subject to variations in the prices of virgin and used oil products. Our pricing for our refined products varies in relation to the prices for virgin oil and natural gas products. To the extent that the pricing for virgin oil products varies over time, the revenues we generate from the sales of used oil products will also vary and may have a significant effect on the results of our operations. In addition, our cost to operate our vehicles in both the EarthLiquids and the EarthCare Solid Waste divisions is directly affected by the prices of diesel fuel, finished oil and other refined petroleum products.

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards Nos. 133, 137 and 138, all related to the accounting for derivative instruments and derivative activities, which are effective for annual reporting periods beginning after June 15, 2000. We are required to adopt these standards during our fiscal year ending December 31, 2001. Because we presently only enter into short-term interest rate swap agreements relating to a portion of our Senior Credit Facility and have no other derivative instruments, SFAS No. 133, as amended, will not have a material effect on our financial position or results of operations. The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition, which we adopted during the fourth quarter of 2000; however, such adoption did not have any material effect on our financial condition or results of operations.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our Senior Credit Facility and our ERMF senior debt bear interest rates that are based on the prime-lending rate, as published at various times by our banks. A portion of our combined outstanding balance of our Senior Credit Facility, our ERMF senior debt and our mortgage loan amounted to approximately $29.7 million as of December 31, 2000. If the prime lending rate moves up or down by 1%, we will incur an increase or a decrease in annual interest expense of approximately $297,000. We have $3.0 million in subordinated debt and $4.0 million in Bridge Loans that are subject to an increase in interest rates if these loans are not repaid at the end of April 2001 and June 2001. Based on our current operating cash flow and available debt capital, it is not likely that these loans will be repaid on those dates. The increase in interest rates provided for in these loan agreements will mean that we will pay additional annual cash interest expense of approximately $280,000. In addition, we will be obligated to issue 100,000 shares of common stock for each month after April 2001 if the Sanders Bridge Loan is not fully repaid. Also, warrants issued under the Sagemark Loan will vest an additional 340,000 shares if the Sagemark Loan is not fully repaid on October 3, 2001. The remainder of our debt is set at fixed rates and is not subject to changes in interest rates.

         Our 10% Debentures and our 10% Preferred contain conversion rights that allow the holders of such instruments to convert the face amount of the instruments into our common stock at a conversion price of $3.60 per share. If we issue common stock for less than $3.60 per share or we issue any convertible debt instrument or equity security with a conversion or exercise price of less than $3.60 per share, the conversion price for our 10% Debentures and our 10% Preferred will be reduced. For every $1.00 that the price is reduced, we will be obligated to issue approximately 2.1 million shares for the 10% Debentures and approximately 1.5 million shares for the 10% Preferred during the year ending December 31, 2001.

         Our 12% Debentures provide for semi-annual payments of interest at 12%, payable in shares of our common stock on March 30 and September 30. On March 31, 2001, we issued 3,090,966 shares of our common stock as the first interest payment on our 12% Debentures at a market value per share of $1.047. If the market price of our common stock is $1.00 lower at the time of the next scheduled interest payments on September 30, 2001 and March 30, 2002, we will be obligated to issue approximately 48.8 million additional shares above the approximately 2.3 million shares we would issue if the market price per common share remained at the $1.047 level on March 31, 2001.

         We have 1,245,000 warrants outstanding as of April 16, 2001 with an exercise price of $3.60 per common share and dilution protection. If we reduce the conversion price on any of our convertible securities or we issue common stock at a price less than $3.60, the exercise price of the warrants will be reduced to the new conversion or issuance price.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                EARTHCARE COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,
                                                                                ------------------------------------------
                                                                                      2000                      1999
                                                                                ---------------           ----------------
 ASSETS
Current assets:
     Cash and cash equivalents                                                  $     1,784,361           $        281,995
     Accounts receivable, net of allowance for doubtful
         accounts of $610,000
                                                                                      2,450,983                         --
     Prepaid expenses and other current assets                                          734,866                    611,040
     Net assets of discontinued operations                                           56,801,400                  5,439,440
                                                                                ---------------           ----------------
         Total current assets                                                        61,771,610                  6,332,475

Property, plant and equipment, net                                                   15,472,481                    941,701
Intangible assets, net                                                                7,311,210                         --
Other long-term assets                                                                4,050,065                  2,073,611
Net assets of discontinued operations                                                        --                 61,344,221
                                                                                ---------------           ----------------
             Total assets                                                       $    88,605,366           $     70,692,008
                                                                                ===============           ================

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                           $     2,099,158           $      1,606,633
     Accrued liabilities                                                             15,972,512                  2,021,045
     Current portion of long-term debt                                               63,177,353                    278,434
                                                                                ---------------           ----------------
         Total current liabilities                                                   81,249,023                  3,906,112

Long-term debt                                                                       38,965,666                 47,170,172

Commitments and contingencies

Mandatory redeemable convertible preferred stock                                     10,800,248                         --

Stockholders' equity (deficit):
     Preferred stock, $.0001 par value; 30,000,000 shares
         authorized, none issued
     Common stock, $.0001 par value; 70,000,000 shares authorized, 14,569,349
        and 11,250,793 shares issued, respectively                                        1,457                      1,125
     Additional paid-in capital                                                      60,013,157                 37,661,400
     Accumulated deficit                                                           (102,424,185)               (18,046,801)
                                                                                ---------------           ----------------
         Total stockholders' equity (deficit)                                       (42,409,571)                19,615,724
                                                                                ---------------           ----------------
             Total liabilities and stockholders' equity (deficit)               $    88,605,366           $     70,692,008
                                                                                ===============           ================



          See accompanying notes to consolidated financial statements.

                               EARTHCARE COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Year ended December 31,
                                                              -------------------------------------------------------
                                                                   2000                 1999                1998
                                                              --------------      ---------------      --------------
Revenues                                                      $       702,477     $            --      $           --

Expenses:
     General and administrative                                     5,791,546           5,422,364           2,899,820
     Depreciation and amortization                                    154,872             146,556             103,624
                                                              ---------------     ---------------      --------------
       Operating expenses                                           5,946,418           5,568,920           3,003,444
                                                              ---------------     ---------------      --------------
Operating loss                                                     (5,243,941)         (5,568,920)         (3,003,444)
Interest expense                                                    1,415,313             235,832              94,523
Other                                                                (101,221)            (40,619)                 --
                                                              ---------------     ---------------      --------------
Net loss before income tax provision (benefit)                     (6,558,033)         (5,764,133)         (3,097,967)
Income tax provision (benefit)                                             --                  --            (823,002)
                                                              ---------------     ---------------      --------------
Loss from continuing operations                                    (6,558,033)         (5,764,133)         (2,274,965)
Discontinued operations:
     Income (loss) from discontinued operations:
       EarthAmerica                                               (11,627,417)         (9,859,742)            845,875
       EarthLiquids                                                   503,023           (344,182)                  --
       Allen Tate                                                  (2,239,454)           (478,119)                 --
                                                              ---------------     ---------------      --------------
        Income (loss) from discontinued operations                (13,363,848)        (10,682,043)            845,875
                                                              ---------------     ---------------      --------------
     Loss from sale of discontinued operations:
       EarthAmerica                                               (32,043,044)                 --                  --
       EarthLiquids                                               (28,380,660)                 --                  --
       Allen Tate                                                  (4,021,018)                 --                  --
                                                              ---------------     ---------------      --------------
        Loss from sale of discontinued operations                 (64,444,722)                 --                  --
                                                              ---------------     ---------------      --------------
Income (loss) from discontinued operations                        (77,808,570)        (10,682,043)            845,875
                                                              ---------------     ---------------      --------------
Loss before extraordinary item                                    (84,366,603)        (16,446,176)         (1,429,090)
Extraordinary item - gain on early retirement of debt
     (net of income taxes of $53,000)                                      --              86,817                  --
                                                              ---------------     ---------------      --------------
Net loss                                                          (84,366,603)        (16,359,359)         (1,429,090)
Dividends and accretion of discount on 10% Preferred                   62,632)                 --                  --
                                                              ---------------     ---------------      --------------
Net loss available to common stockholders                     $   (84,429,235)    $   (16,359,359)     $   (1,429,090)
                                                              ===============     ===============      ==============
Net loss per share - basic and diluted:
     Continuing operations                                    $         (0.50)    $         (0.56)     $        (0.27)
     Discontinued operations                                            (5.94)              (1.03)               0.10
     Dividends, accretion of discount on preferred
         and extraordinary item                                            --                  --                  --
                                                              ---------------     ---------------      --------------
         Net loss                                             $         (6.44)    $         (1.59)     $        (0.17)
                                                              ===============     ===============      ==============
Weighted average number of common shares                           13,101,022          10,321,164           8,427,407


          See accompanying notes to consolidated financial statements.

                                EARTHCARE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year ended December 31,
                                                              -------------------------------------------------------
                                                                   2000                 1999                1998
                                                              ---------------     ---------------      --------------
Cash flows from operating activities:
     Net loss                                                 $   (84,366,603)    $   (16,359,359)     $   (1,429,090)
     Adjustments to reconcile loss to net cash
         provided (used) in operating activities:
         Net loss from sale of discontinued operations             64,444,722                   -                   -
         Depreciation and amortization                                154,872             146,556             103,624
         Gain on early extinguishment of debt                               -            (139,817)                  -
         Deferred income taxes                                              -                   -            (823,002)
         Non cash interest expense                                  4,753,099                   -                   -
         Other non-cash expenses                                      285,000             150,000              36,521
         Changes in assets and liabilities,
             excluding effects of acquired businesses:
             Accounts receivable                                     (468,806)                  -                   -
             Other current assets                                     158,084            (201,479)           (370,495)
             Other assets                                             486,535            (352,363)           (189,358)
             Accounts payable                                        (388,263)           (285,745)          3,554,976
             Accrued expenses and other, net                        9,551,749             773,551           1,247,494
         Net change from discontinued operations                    4,083,558          10,773,963          (3,601,353)
                                                              ---------------     ---------------      --------------
     Net cash used in operating activities                         (1,306,053)         (5,494,693)         (1,470,683)
                                                              ---------------     ---------------      --------------
Cash flows from investing activities:
     Capital expenditures                                            (250,780)           (428,210)           (237,030)
     Business acquisitions                                            613,900                   -                   -
     Issuance of notes receivable                                           -             (15,000)                  -
     Collection of notes receivable                                    17,072              66,293                   -
     Net change from discontinued operations                      (47,402,980)        (32,844,113)        (21,223,465)
                                                              ---------------     ---------------      --------------
     Net cash used in investing activities                        (47,022,788)        (33,221,030)        (21,460,495)
                                                              ---------------     ---------------      --------------
Cash flows from financing activities:
     Borrowings under Senior Credit Facility and other debt       145,500,000          36,862,731          15,632,187
     Payments on Senior Credit Facility and other debt           (126,893,685)        (13,100,166)         (9,740,954)
     Proceeds from issuance of 10% Debentures                       1,037,500          13,962,500                   -
     Proceeds from issuance of 12% Debentures                      20,000,000                   -                   -
     Sale of common stock                                           8,880,000                   -          15,500,000
     Sale of 10% Preferred                                          3,000,000                   -                   -
     Payment of debt issue costs                                   (1,692,708)           (872,131)                  -
     Exercise of stock options and warrants                               100           1,105,190           2,383,987
                                                              ---------------     ---------------      --------------
     Net cash provided by financing activities                     49,831,207          37,958,124          23,775,220
                                                              ---------------     ---------------      --------------
Net increase (decrease) in cash and cash equivalents                1,502,366            (757,599)            844,042
Cash and cash equivalents, beginning of period                        281,995           1,039,594             195,552
                                                              ---------------     ---------------      --------------
Cash and cash equivalents, end of period                      $     1,784,361     $       281,995      $    1,039,594
                                                              ===============     ===============      ==============
Supplemental cash flow information:
     Cash paid for interest                                   $     5,165,727     $     1,777,714      $      657,455
                                                              ===============     ===============      ==============

          See accompanying notes to consolidated financial statements.

                                EARTHCARE COMPANY
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31,
                               2000, 1999 AND 1998

                                                     COMMON STOCK
                                                  -------------------
                                                                        ADDITIONAL
                                                                         PAID IN       ACCUMULATED
                                                   SHARES      AMOUNT    CAPITAL         DEFICIT       TOTAL
                                                  ---------    ------  -----------     -----------  -----------
Balance, December 31, 1997                        4,401,695    $ 441   $ 1,070,364     $ (258,352)  $   812,453

Sale of common stock                              3,753,397      375    15,499,625              -    15,500,000
Common stock issued for acquisitions of
  businesses                                        460,000        46    1,544,454              -     1,544,500
Exercise of stock options                           627,500        63      473,062              -       473,125
Exercise of warrants                                328,941        32    1,910,830              -     1,910,862
Issuance of warrant for debt issuance costs               -        -       100,000              -       100,000
Issuance of options for non-employee compensation         -        -       104,220              -       104,220
Net loss                                                  -        -            -      (1,429,090)   (1,429,090)
                                                 ----------   -------   ----------   ------------  ------------
Balance, December 31, 1998                        9,571,533       957   20,702,555     (1,687,442)   19,016,070

Common stock issued for acquisitions of
  businesses                                      1,493,437       149   15,485,930              -    15,486,079
Exercise of stock options                           178,750        18    1,065,165              -     1,065,183
Exercise of warrants                                  7,073         1       40,008              -        40,009
Issuance of warrant for debt issuance costs               -        -        70,714              -        70,714
Issuance of options for non-employee compensation         -        -       297,028              -       297,028
Net loss                                                  -        -            -     (16,359,359)  (16,359,359)
                                                 ----------   -------   ----------  -------------  ------------
Balance, December 31, 1999                       11,250,793     1,125   37,661,400    (18,046,801)   19,615,724

Common stock issued for acquisitions of
  businesses                                      2,228,164       223   13,532,294              -    13,532,517
Sale of common stock in a private placement       1,599,807       160    8,879,840              -     8,880,000
Exchange of common stock for preferred stock       (599,807)      (60)  (1,874,337)             -    (1,874,397)
Exercise of stock options                                17        -            99              -            99
Issuance of warrants                                      -        -     1,362,000              -     1,362,000
Conversion of 10% subordinated notes                 30,375         3      109,347              -       109,350
Common stock issued for earn-out obligations         40,000         4      227,516              -       227,520
Common stock issued for litigation settlement        20,000         2      114,998              -       115,000
Accretion of discount on 10% preferred                    -        -            -         (10,781)      (10,781)
Net loss                                                  -        -            -     (84,366,603)  (84,366,603)
                                                 ----------   -------   ----------  -------------  ------------
Balance, December 31, 2000                       14,569,349   $ 1,457  $60,013,157  $(102,424,185) $(42,409,571)
                                                 ==========   =======  ===========  =============  ============




           See accompanying notes to consolidated financial statements.

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1.       BUSINESS AND BASIS OF PRESENTATION

         EarthCare Company (the "Company" or "EarthCare") is a publicly traded company whose common stock is currently traded on the Nasdaq National Market under the symbol "ECCO". EarthCare and its subsidiaries are engaged in three non-hazardous waste divisions. Our EarthCare Solid Waste division provides collection, transfer and disposal of non-hazardous solid waste ("NSW") in Hillsborough County, Florida, the adjoining counties and Palm Beach County, Florida. Our EarthAmerica division provides non-hazardous liquid waste ("NLW") collection, processing, treatment, disposal, bulk transportation, pumping, plumbing and maintenance services from its operating locations in New York, New Jersey, Pennsylvania, Florida, Georgia and Texas. Our EarthLiquids division provides NLW used oil and oily wastewater recovery and treatment services in Florida, Delaware, Louisiana, New Jersey and Pennsylvania. EarthLiquids also sells refined oil derived from used oil and oily wastewater.

         As a result of our discontinued operations, we have restated the consolidated financial statements for the years ended December 31, 1999 and 1998 to reflect the discontinued operations of our EarthAmerica, EarthLiquids and Allen Tate divisions. Our discontinued operations are discussed further in Note
4. All other notes relate only to continuing operations, except for the acquisitions and disposal described in Note 6.

2.       RECENT DEVELOPMENTS

         During the third quarter of 2000, our management group and Board of Directors decided to focus EarthCare's future management and financial resources principally on the NSW business. As part of this change of focus, we sold our environmental compliance software company, Allen Tate Commercial Software LLP ("Allen Tate"), during the fourth quarter of 2000 to a private company owned by William Addy, one of our executive officers.

         We amended our credit agreement ("Senior Credit Facility") in October 2000 (the "Second Amendment"). As part of the amendment, Bank of America N.A. and Fleet Bank N.A. ("Senior Lenders") waived our lack of compliance with certain financial covenants in the credit agreement. The Second Amendment also reduced the total availability under the Senior Credit Facility by $5 million and revised the financial covenants to require that we maintain monthly earnings before interest, taxes, depreciation and amortization ("EBITDA") of $500,000. In addition, the Second Amendment suspended the application of certain other financial covenants, including minimum net worth, interest coverage and debt to capitalization, until the quarterly period beginning July 1, 2001.

         As of December 31, 2000, we were not in compliance with certain financial covenants under the Second Amendment, including the monthly EBITDA requirement. We began exploring certain financing and strategic alternatives for our EarthAmerica and EarthLiquids divisions. On April 12, 2001, our Board of Directors approved a plan to sell both divisions. We are currently negotiating the sale of each division to two different strategic buyers, and we expect to complete these sales, subject to normal terms and conditions, by the end of the second quarter of 2001 for EarthAmerica and by the end of the third quarter of 2001 for EarthLiquids.

         On April 16, 2001, we entered into the third amendment to our Senior Credit Facility (the "Third Amendment"). Pursuant to the Third Amendment, our lenders waived our lack of compliance with certain financial covenants, including (i) the monthly EBITDA requirement; and (ii) the requirement that our Chairman provide the remainder of his required $35.0 million of collateral by December 31, 2000 pursuant to the terms of certain guaranty agreements. In addition, the Third Amendment requires us to sell both (x) our EarthAmerica division by April 30, 2001 and (y) our EarthLiquids division by May 31, 2001. If we have not sold our EarthLiquids division by May 31, 2001, the Third Amendment requires us to hire a

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

financial advisor to assist us with an orderly sale of this division. The Third Amendment also requires that any net proceeds from the sale of our EarthAmerica and EarthLiquids divisions, expected to be approximately $54.0 million in the aggregate, be used to pay down the outstanding balance of our Senior Credit Facility ($50.7 million as of April 13, 2001).

         Based on the expected net sales prices for the EarthAmerica and EarthLiquids divisions, we have recorded a loss on the expected sale of these divisions of approximately $60.4 million. Our Senior Lenders have indicated that they will not provide additional debt financing to support our acquisition strategy in the NSW industry if we have not sold our EarthAmerica and our EarthLiquids divisions. If we are unable to sell our EarthAmerica and our EarthLiquids divisions to the current prospective buyers, we will pursue other buyers for the divisions, as required by the Third Amendment. If we are unable to sell our EarthAmerica division by April 30, 2001 and our EarthLiquids division by May 31, 2001, we will not be in compliance with our Senior Credit Facility. To the extent that our management is required to devote additional effort to the sale of these two divisions, our ability to develop our NSW business will be limited.

         After the sale of the EarthAmerica and the EarthLiquids divisions, our company will consist of our EarthCare Solid Waste Division and our corporate office. We plan to either amend our existing Senior Credit Facility or seek new senior debt financing to assist with the financing of our strategic and acquisition growth plans in the NSW industry. We also intend to raise additional equity or debt capital to support our growth plans. We can provide no assurance that we will be able to raise the necessary capital to support our NSW growth plans. If we are unable to raise the necessary capital to support our NSW growth plans, then we will continue to operate our EarthCare Solid Waste division and focus on internal growth funded by our operating cash flow. If our operating cash flow from our Solid Waste Division is not adequate to fund our internal growth, we will be required to reduce our operating expenses, most likely with personnel reductions and reductions in our corporate general and administrative expense. We may also be required to sell certain operating assets.

         We have received a notice from the Nasdaq National Market that our common stock may be delisted because our common stock has not traded above the minimum $5 bid price, has not been traded actively by four market makers and has not had a market value for shares held by non-affiliates exceeding $15 million. We have requested a hearing with Nasdaq to present our position on these matters. We are not able to give any assurance that we will continue to be listed on the Nasdaq National Market after the hearing. We have applied for listing with Nasdaq's Small Cap Market ("Nasdaq Small Cap") and with the American Stock Exchange ("Amex"); however, our common stock does not currently satisfy the Nasdaq Small Cap or Amex listing requirements. As a result, there can be no assurance that our common stock listing applications will be accepted by the Amex or the Nasdaq Small Cap or that we will be listed on any exchange or able to develop any market for our shares.

         During the second quarter of 2001, we intend to evaluate our existing capital structure. We are evaluating an exchange offer to the holders of our 10% Debentures, our 12% Debentures and our 10% Preferred. This exchange offer would consist of two parts. Holders of our 10% Debentures and our 12% Debentures would be offered two exchange choices. One exchange would consist of receiving 10% Preferred with a conversion price lower than the current conversion price for the 10% Debentures of $3.60 per share. A second exchange choice would consist of a new series of convertible preferred stock with no redemption feature but with a lower conversion price than the first exchange offer. This second exchange offer would also be made to the current holders of our 10% Preferred. Although we have not formalized these plans, we expect that our exchange offers may be attractive enough to convince our current holders of 10% Debentures, 12% Debentures and 10% Preferred to convert their securities to a new series of preferred stock. There can be no assurances that we will be successful in exchanging our 10% Debentures, our 12% Debentures and our 10% Preferred on favorable terms to all.

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


3. MANAGEMENT'S PLANS WITH REGARD TO CAPITAL DEFICIENCY AND WORKING CAPITAL DEFICIENCY

         BASIS OF PRESENTATION

         We have prepared the accompanying financial statements assuming that EarthCare is a going concern. EarthCare has experienced net losses of $84.4 million in 2000, $16.4 million in 1999 and $1.4 million in 1998 and has an accumulated deficit of $102.4 million as of December 31, 2000. In addition, the working capital deficiency was $19.5 million and total debt amounted to $102.1 million as of December 31, 2000. Due to requirements of our amended Senior Credit Facility, we currently are negotiating with two strategic buyers to sell our EarthAmerica and our EarthLiquids divisions, the proceeds of which are required to reduce our existing debt. We expect to complete these transactions, subject to normal terms and conditions, by the end of the second quarter of 2001 for the sale of EarthAmerica and the third quarter of 2001 for the sale of EarthLiquids. Although we believe that these transactions will be completed, we cannot provide any assurance that these transactions will be completed or that they will be completed at favorable terms.

         Due to our history of net operating losses, our capital and working capital deficiency, the uncertainty surrounding the completion of the sale of EarthAmerica and EarthLiquids and uncertainty about our future operating results, our independent accountants have expressed substantial doubt about EarthCare's ability to continue as a going concern.

         We believe that we have a plan that will allow EarthCare to continue as a going concern focused on the solid waste industry. Our plans relating to our capital structure are discussed in Note 2. Our plans include the steps shown below to improve the cash flow from operations and reduce our debt level.

o EarthAmerica - Reduce the operating expenses, including personnel reductions that have occurred in the fourth quarter of 2000 and including the integration of certain management and administrative functions.

o Aggressively manage working capital to improve the cash flow from operating activities,

o Sell the EarthAmerica and EarthLiquids divisions to strategic or financial buyers,

o    Refinance certain existing debt, and

o    Raise additional debt and equity capital.

         The financial statements do not include any adjustments that might result from the outcome of the uncertainties related to management plans with regard to capital deficiency and working capital deficiency.

         CASH FLOW AND LIQUIDITY

         In order for EarthCare to continue to meet its current obligations and prior to selling the two divisions, the operating results and cash flows for its EarthAmerica division must improve from the 2000 results and the operating results and cash flows of its EarthLiquids and EarthCare Solid Waste must remain at the levels attained in 2000.

         EarthCare's debt has risen significantly from $9.3 million at December 31, 1998 to $102.1 million at December 31, 2000. The capital raised by this increase in debt has been used to finance $47.0 million and $33.2 million of cash used to pay for acquisitions and, to a lesser extent, capital expenditures. We spent $35.8 million in 2000 and $27.2 million in 1999 to acquire businesses and $7.5 million in 2000 and $4.8 million in 1999 on capital expenditures. Although operating activities have needed $1.3 million in 2000, $5.5 million in 1999 and $1.5 million in 1998, such needs have been financed with debt or equity capital. We have been able to service our cash interest expense during 2000. We expect to be able to continue to service our cash interest expense during 2001. We will not be able to reduce the outstanding principal balance of our debt unless we sell the EarthAmerica and the EarthLiquids divisions, unless we raise additional debt or equity capital or unless we refinance certain of our existing debt.

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

         Approximately $36.7 million of our debt is subordinated and we do not currently pay interest in cash on this debt. Therefore, although we will incur approximately $4.0 million in interest expense on this debt during 2001, we will not be required to pay this interest in cash.

         WORKING CAPITAL DEFICIENCY

         At December 31, 2000, we had a working capital deficiency of approximately $19.5 million. However, this working capital deficiency is in large part due to the fact that we have included $52.0 million of our Senior Credit Facility as current indebtedness because we are required to repay such debt following the sale of the EarthAmerica and the EarthLiquids divisions.

         In addition, the current portion of long-term debt at December 31, 2000 includes amounts that management plans to refinance during 2001 on a long-term basis. This includes $7.8 million due to one of ERMF's senior lenders, $4.0 million in bridge loans, and $3.0 million in subordinated debt due to Donald Moorehead, our Chairman.

         As of December 31, 2000, the following items are not expected to be paid in full during the next year but have been classified as current liabilities for the reasons described:

o $2.3 million for insurance - This represents insurance premium assessments due as the result of insurance audits. We are currently negotiating a payment plan for this liability, which if successfully negotiated, would allow us to repay this amount over two to four years.

o $2.1 million in accrued interest on our 12% subordinated debentures - This interest is payable in common stock and will not affect our cash flow.

o $2.8 million accrual for environmental remediation costs - This amount consists primarily of an estimate for an environmental liability recorded as part of the acquisition of EarthLiquids's subsidiary, International Petroleum Corporation. At the time the purchase price was finalized, we recorded this liability for the estimated remediation costs associated with various sites, as the amount was reasonably estimable and probable of being paid. We have not been able to determine when such liability will be discharged and, as a result, have included the liability as a current liability.

         CAPITAL DEFICIENCY

         As of December 31, 2000, we had a capital deficiency of approximately $42.4 million as compared to positive stockholder's equity of approximately $19.6 million at December 31, 1999. Our accompanying statement of changes in stockholders' equity describes the principal changes that led to the capital deficiency at December 31, 2000.

         From December 31, 1998 to December 31, 2000, our accumulated deficit increased $100.7 million from approximately $1.7 million to $102.4 million principally for the following reasons:

o During 2000, we recognized a loss on the planned sale of our EarthAmerica and EarthLiquids divisions of approximately $60.4 million. This loss was a non-cash loss.

o During 2000, we recognized a loss on the sale of approximately $4.0 million on the sale of our Allen Tate division. This loss was also a non-cash loss.

o As part of the operating results for our discontinued operations during 2000 and 1999, we recognized an aggregate impairment loss on long-lived assets of our EarthAmerica division of approximately $14.7 million. This loss was also a non-cash loss.

The cumulative amount of the non-cash losses identified above is $79.1 million.

         OPERATING RESULTS

         During 2000 and 1999, we incurred a loss from operations of both our continuing and our discontinued operations of approximately $19.9 million and $16.4 million, respectively. After deducting the loss recognized on impairment of EarthAmerica's long-lived assets of $3.4 million and $11.3 million, we incurred a net loss from operating activities of $16.5 million and $5.1 million, respectively. It should be

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

noted that during the same period, our cash used by these operating activities was $1.3 million in 2000 and $5.5 million in 1999. The differences between the net loss from operating activities and the cash needs for operating activities are principally caused by the following factors:

o Depreciation and amortization expense - $6.7 million in 2000 and $2.7 million in 1999,
o    Non cash interest expense of $4.8 million in 2000, and
o Net changes in working capital of $6.8 million in 2000 and ($4.3) million in 1999 that generated cash.

Despite the significant losses sustained during 2000 and 1999, we were able to manage our levels of working capital to reduce the need for cash to fund our operating activities. To the extent that cash was needed to fund operating activities during 2000 and 1999, we raised equity capital or we borrowed from our lenders to finance these needs.

         Our operating results for our EarthAmerica, EarthLiquids and Allen Tate divisions are presented in Note 4 for the years ended December 31, 2000, 1999 and 1998. These operating results have been reported as one amount for each year and presented in the net income (loss) from discontinued operations line on our consolidated statements of operations. The results of our discontinued operations have been negatively affected by the performance of the EarthAmerica and Allen Tate divisions.

4.       DISCONTINUED OPERATIONS

         On April 12, 2001, our Board of Directors approved a plan to sell our EarthAmerica and our EarthLiquids divisions. We are currently negotiating to sell our EarthAmerica and our EarthLiquids divisions to two strategic buyers. Subject to normal terms, conditions and events, we expect to complete these transactions by the end of the second quarter of 2001. If we are unable to sell these two divisions to the two strategic buyers, we will pursue other buyers for these divisions, as required by our Senior Lenders. Based on the expected net sales price of $54.0 million for these two divisions, we have recorded a loss on the expected sale of these divisions of approximately $60.4 million.

         On October 31, 2000, we sold Allen Tate, our environmental compliance software division, to ISN Software, a private company owned by William Addy, one of our executive officers, and recorded a loss of $4.0 million. We sold the division for an unsecured note of $3,000,000, bearing interest to be paid in kind at 10% per year. Payments on the note are to be made based on 10% of the revenue of ISN Software. To date, no payments have been received on the note. We have agreed to amend the note so that no payments will be due under the note unless ISN Software is sold within two years and the proceeds from the sale of ISN Software exceed $1,500,000. Given the uncertainty surrounding future collectibility of the note, we have provided a full reserve on the note.

         We also entered into an information services outsourcing agreement with ISN Software pursuant to which we pay $67,500 per month to ISN Software. Our monthly fee covers information services for our computer hardware and software and telecommunication charges. For the last two months of 2000 and all of 2001 to date, ISN Software's employees remain EarthCare employees and are leased to ISN Software at our cost. ISN Software's management has the right to hire, retain or terminate any of these employees and is fully liable for any costs associated with these employees.

         We have presented the results of operations for EarthAmerica, EarthLiquids and Allen Tate in our consolidated statements of operations as losses from discontinued operations. We have included in the losses from discontinued operations the interest expense associated with financing provided to EarthAmerica, EarthLiquids and Allen Tate. We have not included any allocation for our corporate general and administrative expenses in the losses from discontinued operations. We have not included any future losses from the operations of EarthAmerica or EarthLiquids, as we did not have a reasonable basis upon which to predict what the future losses would be for these divisions.

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


         We have presented below a summary of the operating results from the discontinued operations for the years ended December 31, 2000, 1999 and 1998:


                                                                YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                          2000           1999            1998
                                                     ------------    ------------    ------------
EarthAmerica:
  Net sales                                          $ 47,897,856    $ 38,684,660    $ 25,690,672
  Cost of operations                                   32,680,272      25,690,708      17,907,036
  Selling, general and administrative expense          14,569,922       7,227,999       4,505,931
  Depreciation and amortization expense                 3,441,338       2,180,538       1,348,357
  Provision for impairment of assets                    3,350,574      11,261,000              -
                                                     ------------    ------------    ------------
  Operating income (loss)                              (6,144,250)     (7,675,585)      1,929,348
  Interest and other expense                            5,483,167       1,613,097         565,033
  Income tax provision                                         -          571,060         518,440
                                                     ------------    ------------    ------------
  Income (loss) from discontinued operations         $(11,627,417)   $ (9,859,742)   $    845,875
                                                     ============    ============    ============

EarthLiquids:
  Net sales                                          $ 36,735,909    $  3,128,673    $         -
  Cost of operations                                   24,170,842       1,910,565              -
  Selling, general and administrative expense           5,960,241         760,497              -
  Depreciation and amortization expense                 2,800,280         238,812              -
                                                     ------------    ------------    ------------
  Operating income (loss)                               3,804,546         218,799              -
  Interest and other expense                            3,301,523         562,981              -
                                                     ------------    ------------    ------------
  Income (loss) from discontinued operations         $    503,023    $   (344,182)   $         -
                                                     ============    ============    ============
Allen Tate:
  Net sales                                          $     87,661    $          -    $         -
  Cost of operations                                       59,829               -              -
  Selling, general and administrative expense           1,644,133          355,834             -
  Depreciation and amortization expense                   330,598           97,380             -
                                                     ------------    ------------    ------------
  Operating income (loss)                              (1,946,899)        (453,214)            -
  Interest and other expense                              292,555           24,905             -
                                                     ------------    ------------    ------------
  Loss from discontinued operations                  $ (2,239,454)   $    (478,119)  $         -
                                                     ============    ============    ============
Total:
  Net sales                                          $ 84,721,426    $  41,813,333    $25,690,672
  Cost of operations                                   56,910,943       27,601,273     17,907,036
  Selling, general and administrative expense          22,174,296        8,344,330      4,505,931
  Depreciation and amortization expense                 6,572,216        2,516,730      1,348,357
  Provision for impairment of assets                    3,350,574       11,261,000             -
  Operating income (loss)                              (4,286,603)      (7,910,000)     1,929,348
                                                     ------------    ------------    ------------
  Interest and other expense                            9,077,245        2,200,983        565,033
                                                               -           571,060        518,440
                                                     ------------    ------------    ------------
  Income (loss) from discontinued operations         $(13,363,848)   $ (10,682,043)  $    845,875
                                                     ============    ============    ============

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


         We have presented below a summary of the net assets of the discontinued operations as of December 31, 2000 and 1999.

                                                                        YEAR ENDED DECEMBER 31,
                                                                    --------------------------------
                                                                        2000                1999
                                                                    ------------        ------------

Accounts receivable                                                 $ 11,654,143        $  8,584,578
Prepaid expenses and other current assets                              2,363,465           1,284,564
Property, plant and equipment, net                                    54,461,874          29,936,275
Intangible assets, net                                                56,730,800          29,577,480
Other assets                                                              47,908           1,869,448
Accounts payable                                                      (5,766,653)         (3,266,961)
Accrued liabilities                                                   (3,856,433)         (1,201,723)
Estimated loss on the planned sale of EarthAmerica                   (30,453,044)                 --
- excludes $1,590,000 of liabilities that were included in
the estimated loss on sale of EarthAmerica and are
reflected as current liabilities on the balance sheet at
December 31, 2000
Estimated loss on the planned sale of EarthLiquids                   (28,380,660)                 --
                                                                    ------------        ------------
Net assets of discontinued operations                               $ 56,801,400        $ 66,783,661
                                                                    ============        ============

5.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CONSOLIDATION

         Our consolidated financial statements include the accounts of EarthCare and its majority-owned subsidiaries. We eliminate intercompany transactions and balances in our consolidated financial statements.

         CASH AND CASH EQUIVALENTS

         We consider all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. We maintain cash in bank deposit accounts, which balances may at times exceed the federal insurance limits. As of December 31, 2000 and 1999, we had $2,123,000 and $711,000, respectively, of cash in bank accounts in excess of federal depository insurance limits.

         ACCOUNTS RECEIVABLE

         We grant short-term credit to our customers for which collateral is generally not required and, as a result, carry accounts receivable at the end of each of our reporting periods. We consider the credit risk on our accounts receivable to be limited due to the variety of industries served and the geographic dispersion of our customers. All our EarthCare Solid Waste division's customers are located in the state of Florida.

         ACCOUNTING FOR ACQUISITIONS

         We record the excess of the total purchase price for acquisitions over the fair market value of the tangible and identified intangible assets acquired and the liabilities assumed as goodwill. We include the operating results of the companies acquired from the date of their acquisition.

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


         PROPERTY, PLANT AND EQUIPMENT

         We record property, plant and equipment at cost. We provide for depreciation on a straight-line basis over the following estimated useful lives of the property, plant and equipment:

         Machinery and equipment...................     5 to 12 years
         Office equipment..........................     3 to 7 years
         Buildings and improvements................     20 years
         Leasehold improvements....................     Shorter of the term of the lease or the useful life

         INTANGIBLE ASSETS

         Our intangible assets consist principally of goodwill, which we amortize on a straight-line basis over 40 years.

         LONG-LIVED ASSETS

         Each reporting period when deemed necessary, we evaluate the net realizable value of our long-lived assets. We project the net cash flows from EarthCare Solid Waste, without discounting, for the expected period of time we expect to operate the division. We compare the operating cash flows to the carrying value of our long-lived assets. If the carrying value of our long-lived assets exceeds the projected operating cash flows for EarthCare Solid Waste, then we project the discounted operating cash flows for the division and compare this figure to the carrying value of the division's long-lived assets. If the carrying value of the division's long-lived assets exceeds the projected discounted cash flows, then we record a permanent reduction in the carrying value of the long-lived assets. Initially, this reduction is recorded against intangible assets and any remainder is recorded against other long-lived assets, primarily property, plant and equipment.

         DEFERRED FINANCING COSTS

         Our deferred financing costs include the costs for bank fees, attorney fees and the fair market value of securities issued to lenders. We amortize deferred financing costs on a straight-line basis over the term of the debt agreements and include this amortization in our interest expense.

         CLOSURE AND POST CLOSURE LIABILITY

         We accrue for the final closure and post closure costs as the airspace for the landfill site is consumed with the disposal of solid waste at our landfill site in Hillsborough County, Florida. Costs to close the landfill cells are charged to the closure and post closure liability as incurred.

         REVENUE RECOGNITION

         We recognize revenue as we provide services. If we bill for services rendered in advance, we record the amounts billed as deferred revenue.

         ADVERTISING COSTS

         We charge advertising costs to operating results as incurred.

         INCOME TAXES

         We record a current income tax provision for the federal and state income tax liability based on each period's taxable income. We record a deferred income tax provision each period for the federal and state income tax effects of the changes in our deferred tax assets and liabilities between the beginning and

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

end of each year. We calculate the deferred tax assets and liabilities based on the temporary differences between the financial reporting and the tax bases of our assets and liabilities. Temporary differences are those differences that originate in one year and reverse in another year. We do not calculated deferred taxes on permanent differences.

         Each year we evaluate the likelihood that we will realize the future benefits of our net deferred tax assets. If it is more likely than not that we do not expect to realize the future benefits of our net deferred tax assets, then we record a valuation allowance for the amount of the net deferred tax assets that we do not expect to realize. Any changes in the valuation allowance, other than those that originate as a result of purchase price allocations, are recorded as a component of our deferred tax provision or benefit.

         STOCK BASED COMPENSATION

         We have adopted the disclosure only method for accounting for options granted to purchase common shares when the options are granted at an exercise price that equals or is less than their fair market value. If we grant options at a fair value that exceeds the exercise price, then we record compensation expense over the vesting period for the stock options.

         EARNINGS PER SHARE

         We present earnings per share by dividing our net income or loss, adjusted for dividends on preferred stock and accretion of preferred stock discount, by the number of basic and diluted common shares. We calculate the number of basic common shares by using a weighted average calculation of the number of our common shares actually issued for each day of each reporting period. We calculate the number of diluted common shares by adding to the basic number of common shares the number of common share equivalents that would be outstanding during each period. We consider common share equivalents to be any security that may be converted or exercised into common shares. For each reporting period, we calculate the average closing price of our publicly traded common stock. For each reporting period, we assume conversion of the potentially dilutive common stock equivalents if their conversion or exercise price is less than the average closing price of our common stock. If the common stock equivalents are assumed to be converted, then we assume that any proceeds from conversion are used to repurchase our common stock at the average closing price during the reporting period. In addition, if we will derive a tax benefit from the exercise of the common stock equivalents, then we assume that the tax benefit proceeds that we also assume are used to repurchase our common shares at the average closing price during the reporting period. We calculate the net number of additional common shares to be issued as the number of common shares converted less the number of common shares repurchased. We add this net number to the number of basic common shares to arrive at the diluted number of common shares. Whenever the number of diluted shares would result in a calculation of higher earnings per share or lower loss per share than the number of basic shares, this is considered to be anti-dilutive. In such cases, we set the diluted number of common shares to equal the number of basic common shares. For all three years included in these financial statements, the number of basic and diluted common shares is equal because of the net losses incurred in each of these years.

         For the years ended December 31, 2000, 1999 and 1998, we excluded the following potentially dilutive common stock equivalents from our calculations of diluted shares:

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                   YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------------
                                                         2000                    1999               1998
                                                      ----------               ---------          ---------
Common stock equivalent

Stock options and warrants                             2,454,798               2,976,140          2,304,009
Contingently issuable shares                             465,567                 460,271             70,000
Shares issuable upon conversion of:
10% Debentures                                         4,483,101               1,304,348                 -
10% Preferred                                          3,601,884                      -                  -
Shares issuable                                                                       -                  -
to pay interest on 12% Debentures                      2,471,366
                                                      ----------               ---------          ---------
                                                      13,476,716               4,740,759          2,374,009
                                                      ==========               =========          =========




         REPORTABLE SEGMENTS

         We operate in one business segment, EarthCare Solid Waste. Prior to 2001, we operated in three additional business segments that were discontinued. On April 12, 2001, our Board of Directors approved a plan to dispose of our EarthAmerica and EarthLiquids divisions, which are being reported as discontinued operations.

         USE OF ESTIMATES

         As we have prepared these consolidated financial statements in conformity with generally accepted accounting principles, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements and the reported amount of revenues and expenses during each reporting period. Our actual results may differ materially when we realize the actual amounts. Our estimates and assumptions affect the following significant balance sheet and statement of operations accounts:

o    Accounts receivable - allowance for uncollectible amounts,

o    Prepaid expenses - amortization period and methods,

o Property, plant and equipment - estimated useful lives of assets and depreciation methods,

o    Intangible assets - estimated useful lives and amortization methods,

o    Long-lived assets - estimated future net cash flows,

o    Accrued expenses - amount of expenses in each reporting period,

o    Operating costs - amount of expenses accrued in each reporting period,

o Depreciation and amortization expense - estimated useful lives of assets, depreciation and amortization methods,

o    Income tax expense - amount of tax expense accrued in each period,

o Environmental liabilities - amount of reserve needed to cover known exposure, and

o Discontinued operations - estimated sales price, costs to complete transactions and reserves for future costs to be incurred.

         RECLASSIFICATIONS

         We have made certain reclassifications, none of which affected our net loss, to the 1999 and 1998 financial statements to conform to the presentation followed in the 2000 financial statements.

6.       ACQUISITIONS AND DISPOSALS

         EARTHCARE SOLID WASTE

         On March 31, 2000, we entered into a management agreement with Liberty Waste, Inc. ("Liberty Waste"), a privately owned Florida corporation engaged in the collection, transfer and disposal of NSW in

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

Hillsborough County, Florida and the adjoining counties. We agreed to provide management services such as accounting services, investment banking advisory services, bid and bond advice, municipal contract assistance and advice with commercial banking services. Under the terms of this agreement, we recognized $702,477 in management fee revenue during the year ended December 31, 2000, after eliminating our share of the earnings of Liberty Waste. Liberty Waste was a majority owned subsidiary of Solid Waste Ventures, Inc. ("Solid Waste Ventures"), a privately owned company. Donald Moorehead, Chairman, Chief Executive Officer and a significant stockholder in the Company, has provided subordinated debt financing to Solid Waste Ventures and has personally guaranteed the senior debt of Solid Waste Ventures.

         On July 7, 2000, we acquired a 43% minority interest in Liberty Waste by issuing 356,000 shares of our common stock to certain minority stockholders of Liberty Waste. We issued common shares with an aggregate market value of $2,358,464. From July 7, 2000 until December 30, 2000, we recorded our share in the earnings of Liberty Waste and included such amount in other income and expense in our results from continuing operations.

         On December 30, 2000, we acquired the remaining shares of Liberty Waste from Solid Waste Ventures and a minority stockholder by issuing 520,100 shares of our common stock with an aggregate market value of $1,267,952. During the fourth quarter of 2000, Liberty Waste changed its name to EarthCare Resource Management of Florida, Inc. ("ERMF").

         We preliminarily allocated the total consideration to the fair market value of ERMF's assets and liabilities as follows:



Aggregate consideration for acquisition of ERMF                    $  9,641,392
Allocated to assets and liabilities at estimated fair values:
  Cash                                                                  613,900
  Accounts receivable                                                 1,982,177
  Other current assets                                                  789,631
  Property, plant and equipment                                      15,405,397
  Accounts payable and accrued expenses                              (3,146,220)
  Long-term debt                                                    (13,314,703)
                                                                    -----------
  Goodwill                                                         $  7,311,210
                                                                   ============


         On April 2, 2001, we acquired the equipment and intangible assets of Palm Carting, Inc., an NSW collection company located in Palm Beach County, Florida for $350,000 in cash and future earn outs of up to $250,000 to be paid in shares of our common stock if certain revenue targets are met, with the number of shares determined by the closing price on the dates of measurement.

         EARTHLIQUIDS

         On February 15, 2000, we acquired all of the outstanding capital stock of World Fuel Services Corporation's ("WFS") oil recycling services subsidiary, International Petroleum Corporation ("IPC"). IPC operates used oil recycling and treatment centers in Wilmington, Delaware, Plant City, Florida and New Orleans, Louisiana. In addition, IPC operates satellite collection centers located near its customer base. IPC collects and receives, directly from customers, nonhazardous used oil, oil filters and oily wastewater. We acquired IPC for $28,000,000 in cash and 750,458 shares of our common stock with an aggregate market value of $5,000,000 at the time of issuance.

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

         On September 1, 1999, we acquired all of the outstanding capital stock of Magnum Environmental, Inc. ("Magnum"), a Florida corporation, for $12,000,000 in cash and 310,000 shares of our common stock. In addition, we issued 275,000 shares of common stock, which were being held in escrow upon the attainment of certain financial performance targets after the acquisition. The aggregate market value of the common stock issued, including those shares in escrow, was $7,605,000 at the time of issuance. Since the acquisition, we have released 137,500 shares from escrow. Magnum's core business is the transportation, treatment and disposal of used oil and petroleum wastewater streams.

         EARTHAMERICA

         On March 10, 2000, we acquired all of the outstanding capital stock of All County Resource Management Corporation ("All County"), an NLW collection, treatment, transportation and disposal services company located in Vernon, New Jersey. We acquired All County for $7,800,000 in cash and 598,686 shares of EarthCare's common stock with an aggregate market value of $4,500,000 at issuance. Our EarthAmerica service center in Vernon, New Jersey includes the former operations of All County.

         On November 16, 1999, we acquired all of the outstanding capital stock of Hulsey Plumbing, Heating & Cooling, Inc. and Hulsey Environmental Services, Inc., each a Georgia corporation (collectively "Hulsey"). Hulsey was engaged in the NLW and plumbing business in and around Gainesville, Georgia. We acquired Hulsey for $1,406,250 in cash, 28,005 shares of EarthCare's common stock and up to $586,750 in assumed liabilities. Our EarthAmerica service center in Gainesville includes the former operations of Hulsey.

         On November 3, 1999, we acquired all of the outstanding stock of Food Service Technologies, Inc., a Texas corporation engaged in the grease trap services business in and around Dallas, Texas. We issued 80,383 shares of common stock and assumed up to $85,000 in liabilities as consideration for this acquisition. Our EarthAmerica service center in Dallas, Texas includes the former operations of Food Service Technologies, Inc.

         On May 1, 1999, we acquired the assets of Rooter Plus, Inc. ("Rooter Plus"), a Georgia corporation, in exchange for $2,600,000 in cash and the issuance of 100,000 shares of EarthCare's common stock. Rooter Plus was a residential and commercial sewer and drain services company servicing customers in Georgia. Rooter Plus is now part of our EarthAmerica service center in Austell, Georgia, a suburb of Atlanta, Georgia.

         On April 1, 1999, we acquired all of the outstanding capital stock of National Plumbing & Drain, Inc. ("National"), a Georgia corporation, in exchange for $1,325,000 in cash and the issuance of 125,159 shares of EarthCare's common stock. National was a residential and commercial sewer and drain services company with customers in Georgia. National is now part of our EarthAmerica service center in Austell, Georgia, a suburb of Atlanta, Georgia.

         On March 31, 1999, we acquired all of the outstanding capital stock of Brehm's Cesspool, Inc. ("Brehm's"), a Pennsylvania corporation. Brehm's was engaged in the septic waste collection, transportation, management and disposal business in and around eastern Pennsylvania. We paid $1,000,000 in cash and issued 35,367 shares of common stock as consideration for this acquisition. Our EarthAmerica service center in Eagle, Pennsylvania, a suburb of Philadelphia, includes Brehm's former operations.

         On March 1, 1999, we acquired all of the outstanding capital stock of Reifsneider Transportation, Inc. ("Reifsneider"), a Pennsylvania corporation. Reifsneider was engaged in the NLW transportation, management and disposal business in and around Pennsylvania, New Jersey, New York, Maryland and Delaware. We paid $5,050,000 in cash, issued 350,000 shares of common stock, assumed a note payable for $200,000 and assumed a working capital liability for $715,000 as consideration for this acquisition. Our EarthAmerica service center in Eagle, Pennsylvania includes Reifsneider's former operations.

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

         On May 8, 1998, we acquired certain assets of Eldredge Wastewater Management, Inc. ("Eldredge"), a Pennsylvania corporation. Eldredge provided NLW septic waste, collection, management and disposal services in and around Philadelphia, Pennsylvania. We paid $2,040,000 in cash and we issued 85,000 shares of EarthCare's common stock as consideration for this acquisition. In 1999, we paid $360,000 in cash and issued 15,000 shares of common stock as contingent consideration for this acquisition. Our EarthAmerica service center in Eagle, Pennsylvania includes Eldredge's former operations.

         On May 1, 1998, we acquired certain assets of RGM Liquid Waste Removal Corporation and Affiliates ("RGM"), consisting of four New York corporations. RGM was engaged in the NLW liquid and septic waste collection, transportation, management and disposal business in and around Long Island, New York. We paid $4,500,000 in cash and issued 105,000 shares of common stock. Subsequently in 1999, we paid contingent consideration of $1,000,000 and issued 55,000 shares of common stock. Our EarthAmerica service center in Deer Park, New York includes RGM's former operations.

         On March 6, 1998, we acquired the assets of Seagraves, Inc. (d/b/a Brownie Environmental) and Grease-Tec, Inc. (collectively "Brownie"), two Florida corporations. Brownie was engaged in NLW septic and waste collection, transportation, management and disposal in and around Orlando, Florida. We paid $3,250,000 in cash, issued a note payable of $2,000,000 and issued 60,000 shares of common stock. Our EarthAmerica service center in Orlando, Florida includes Brownie's former operations.

         On February 17, 1998, we acquired the assets of Quality Plumbing and Septic, Inc. ("Quality"), a Georgia corporation. Quality was engaged in NLW septic waste collection, transportation, management and disposal business in and around Douglasville, Georgia. We paid $2,000,000 in cash and, subsequently in June 1998, paid additional contingent consideration of $250,000 in cash and 10,000 shares of common stock. Our EarthAmerica service center in Austell, Georgia includes Quality's former operations.

         On February 13, 1998, we acquired the assets of A Rapid Rooter Sewer & Drain Service, Inc. ("A Rapid"), a Florida corporation. A Rapid was engaged in NLW septic waste collection, transportation, management and disposal services in and around Pompano Beach, Florida. We paid $3,990,120 in cash and issued 100,000 shares of common stock as consideration for this acquisition.

         On January 22, 1998, we acquired the assets of Ferrero Wastewater Management, Inc. ("Ferrero"), a Pennsylvania corporation. Ferrero was engaged in NLW septic waste collection, transportation, management and disposal services in and around Ambler, Pennsylvania, a suburb of Philadelphia. We paid $2,240,100 in cash and issued 90,000 shares of common stock. During the fourth quarter of 1998, we paid $248,930 in cash and issued 10,000 shares of common stock as contingent consideration. Our EarthAmerica service center in Eagle includes the former operations of Ferrero.

         DISPOSITION

         On February 28, 2001, we sold the property, equipment and intangible assets of our service center in Pompano Beach to a privately owned company for $950,000 in cash. We retained the cash, accounts receivable, accounts payable and accrued liabilities for this service center.

         ALLEN TATE

         On August 1, 1999, we acquired certain assets of Allen Tate Commercial Software LLP ("Allen Tate"), a Texas limited liability partnership, in exchange for 75,000 shares of common stock and the assumption of up to $200,000 in liabilities. In addition, we agreed to issue up to 120,000 additional shares of common stock if certain earnings targets were achieved. As of March 31, 2001, we had issued 60,000 of such additional shares. Allen Tate specialized in environmental software development and Internet services for industrial companies. On October 31, 2000, we sold the assets of Allen Tate to a private company owned by one of our executive officers, William Addy.

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


         PRO FORMA RESULTS (UNAUDITED)

         Our unaudited pro forma results of continuing operations for the years ended December 31, 2000 and 1999 are shown below. We have included the following information in these unaudited pro forma results of operations:
o     Results of operations for ERMF and
o Adjustments for goodwill amortization, interest expense and income taxes relating to ERMF.

                                                               YEAR ENDED DECEMBER 31,
                                                          -------------------------------
                                                              2000               1999
                                                          ------------      -------------
                                                                     (UNAUDITED)
Revenues                                                  $ 18,540,637      $   5,884,853
Net loss from continuing operations                       $ (6,679,672)     $  (6,275,862)
Net loss from continuing operations per share             $      (0.46)     $       (0.43)

7.       PROPERTY AND EQUIPMENT

         As of December 31, 2000 and 1999, our property, plant and equipment consisted of the following:


                                                               DECEMBER 31,
                                                      -----------------------------
                                                          2000              1999
                                                      -------------      ----------
Land                                                  $  5,708,800       $  152,100
Machinery and equipment                                  8,377,499          165,754
Buildings and improvements                               1,124,552                -
Office equipment                                           124,906                -
Leasehold improvements                                           -                -
Construction-in-progress                                   136,724          623,847
                                                      -------------      ----------
                                                        15,472,481          941,701
Less accumulated depreciation                                    -                -
                                                      -------------      ----------
                                                      $ 15,472,481       $  941,701
                                                      =============      ==========


8.       INTANGIBLE ASSETS

         Our intangible assets consist of goodwill at December 31, 2000. We amortized none of our intangible assets during the year ended December 31, 2000 since we did not fully acquire ERMF until the end of 2000.

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

9.       DEBT

         As of December 31, 2000 and 1999, our debt consisted of the following:

                                                           DECEMBER 31,
                                             -----------------------------------
                                                  2000                 1999
                                             --------------       --------------
Senior Credit Facility                        $  52,000,000       $   33,100,000
ERMF Senior Debt                                  7,817,693                  -
ERMF Subordinated Debt                            3,000,000                  -
ERMF Other Debt                                   2,111,794                  -
12% Debentures                                   20,000,000                  -
10% Debentures                                   16,696,765           13,962,500
Other                                               516,767              386,106
                                              -------------       --------------
Total debt                                      102,143,019           47,448,606
Less current portion                            (63,177,353)            (278,434)
                                              -------------       --------------
Long-term debt                                $  38,965,666       $   47,170,172
                                              =============       ==============

         Senior Credit Facility

         Our Senior Credit Facility currently provides that, as of March 1, 2001, we may borrow up to $51,100,000 at prime plus 1 1/2%. The prime rate was
9.5 % at December 31, 2000 and was 8.0% as of April 13, 2001. The prime rate is based on the published rate of Bank of America N.A. On April 16, 2001, we entered into a third amendment (the "Third Amendment") to our Senior Credit Facility, with our Senior Lenders, Bank of America N.A. and Fleet Bank N.A, due to non-compliance with certain covenants as of December 31, 2000. The key terms of this amendment include the following:
o Until we sell our EarthAmerica division, we must maintain a monthly EBITDA level of $500,000, excluding the operating results of ERMF but including the results of our discontinued operation. This requirement is reduced to $375,000 after the planned sale of the EarthAmerica division. EBITDA is defined as earnings before interest, taxes, depreciation and amortization.
o We must remit the proceeds from any asset sale, including the sale of our EarthAmerica and EarthLiquids divisions, directly to our Senior Lenders.
o We issued warrants to purchase 75,000 shares of our common stock at an exercise price of $3.60 to each of our Senior Lenders.

         As part of our Third Amendment, we agreed with our Senior Lenders to sell our EarthAmerica division by April 30, 2001 and our EarthLiquids division by May 31, 2001. If we are unable to sell both divisions by such dates, we will not be in compliance with our Senior Credit Facility. Also, if we have not sold the EarthLiquids division May 31, 2001, we will be required to hire a financial advisor acceptable to our Senior Lenders to assist us with the sale of that division. Any net proceeds from the sale of either division, less $1.5 million for the sale of EarthAmerica and $2.0 million for the sale of EarthLiquids, must be used to pay down our Senior Credit Facility.

         Because our Senior Lenders are requiring us to sell our EarthAmerica division and our EarthLiquids division, and because we expect that both divisions will be sold by the third quarter of 2001, we have included the entire outstanding balance in our Senior Credit Facility as current indebtedness.

         Our Senior Credit Facility is personally guaranteed in its entirety by our Chairman and is personally guaranteed for $20,000,000 by our Vice Chairman. In addition, our Chairman has provided approximately $20,000,000 of collateral and our Vice Chairman has provided approximately $10,000,000 of collateral to support our Senior Credit Facility.

         We were not in compliance with various covenants in our Senior Credit Facility for each quarter of 2000. We agreed to amendments of our Senior Credit Agreements after each quarter that included waivers of non-compliance up to such dates. Prior to the Third Amendment, we were not in compliance with multiple covenants in our Senior Credit Facility.

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


         We have entered into various short-term fixed interest rate swap contracts covering $30,000,000 of our Senior Credit Facility. We record and pay interest expense at the fixed rate provided of 10.0%. Fees associated with these swap contracts are charged to interest expense as incurred.

         ERMF Senior Debt

         We have a revolving line of credit and a mortgage note payable ("ERMF Senior Debt") agreement with CIB Marine Bank ("CIB Marine"). We may borrow up to $6,000,000 under the revolving line of credit based on certain asset levels. We pay interest at prime plus 1 1/2% monthly in cash. In addition, we are obligated to make monthly payments of $55,600 on the mortgage note payable. We have provided CIB Marine with a security interest in all of the assets of ERMF, except for the stock of and the assets owned by EarthCare Resource Management of South Florida, Inc. ("ERMSF") and EarthCare Acquisition Sub, Inc. ("EAS"), both wholly owned subsidiaries of ERMF. In addition, we have provided CIB Marine with a security interest in 57% of the outstanding common stock of ERMF. We have provided our Senior Lenders with a security interest in 43% of the outstanding common stock of ERMF. We are obligated to maintain an EBITDA to debt service coverage of 1.25 for each year. We did not comply with certain covenants in the ERMF senior debt agreement relating to certain financial ratios for the year ended December 31, 2000. The ERMF Senior Debt is due June 30, 2001. Since the ERMF Senior Debt is due within one year, we have included the ERMF Senior Debt in the current portion of long-term debt.

         ERMF Subordinated Debt

         On December 4, 2000, we agreed to borrow $3,000,000 pursuant to a new subordinated loan ("ERMF Subordinated Debt") from Donald Moorehead, our Chairman, as part of a related financing transaction. At the same time, our Chairman borrowed $3,000,000 from a private lender. The terms of our subordinated loan are identical to the terms of the loan from the private lender to our Chairman. We used the proceeds from this loan to pay down our Senior Credit Facility. We are obligated to pay interest at the rate of 10.9% per year under this loan until June 13, 2001, after which time we are obligated to pay interest at 24% per year. We are also obligated to pay $150,000 in fees and an additional $218,000 in interest in April 2001. We are also obligated to pay a $150,000 placement fee in April 2001 to a private individual who arranged this loan. Our Chairman has personally guaranteed the loan to the private lender and has provided collateral of approximately $7,000,000 consisting of shares of our 10% mandatory redeemable convertible preferred stock ("10% Preferred").

         ERMF Other Debt

         We have four separate notes payable used to finance vehicle and equipment purchases. The vehicles and equipment that were financed collateralize all the notes. We pay interest on these notes ranging from 7.82% to 10% per year. ERMF's President provided $35,000 of financing for one of the notes payable. Our Chairman guarantees one of the notes payable.

         In November 2000, we obtained a mortgage note payable for $400,000 to finance the acquisition of our principal operating location in Tampa, Florida. We pay interest monthly at a rate of 9.75% per year and the land and building in Tampa, Florida collateralize the mortgage note payable.

         12% Debentures

         On February 16, 2000, we completed a $20,000,000 private placement of our 12% subordinated debentures, due March 30, 2008 (the "12% Debentures"), including issuance of warrants to purchase

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

400,000 shares of EarthCare's common stock. We placed the 12% Debentures with the following related parties:

o    Donald Moorehead, Chairman and Chief Executive Officer - $7,500,000,
o Moorehead Charitable Remainder Trust, for which Donald Moorehead is the trustee - $1,500,000,
o Cash Family Limited Partnership, an affiliate of Raymond Cash, Vice Chairman - $5,000,000,
o    Founders Equity Group, - $3,000,000,
o    George Moorehead, brother of Donald Moorehead - $2,000,000, and
o An individual investor who has provided collateral for our Senior Credit Facility - $1,000,000

         The 12% Debentures mature March 30, 2008 and accrue interest at 12% per year from the date of the sale, payable semi-annually on September 30 and March 30 of each year. The first interest payment due September 30, 2000 was deferred to March 31, 2001, and in return for such deferral, we issued additional warrants to purchase 400,000 shares of our common stock. We may pay interest on the 12% Debentures by issuing our common stock. The number of shares issued is determined by dividing the interest payable by the closing price of our common stock on the day the interest is paid. On March 31, 2001, we issued 3,090,966 shares of EarthCare's common stock at a market value of $1.047 per share for the first interest payment on the 12% Debentures. We used the proceeds from this sale to finance acquisitions and for general working capital.

         10% Debentures

         On October 11, 1999, we completed a $15,000,000 private placement of our 10% convertible subordinated debentures ("10% Debentures"), due October 31, 2006. We placed $7,887,000 of our 10% Debentures with the following related parties:
o Donald Moorehead, Chairman and Chief Executive Officer, and his immediate family - $3,537,000,
o    Raymond Cash, Vice Chairman - $2,000,000,
o    George Moorehead, brother of Donald Moorehead - $1,250,000,
o Certain principals of the investment bank, Sanders Morris Harris, and their immediate families - $1,075,000, and
o Founders Equity Group, an investment bank to whom Donald Moorehead provided debt and equity financing - $25,000.

         Interest is payable quarterly at the rate of 10% per year on the 10% Debentures. From the closing through October 2001, interest is payable in kind issuing additional 10% Debentures. For the two years ending October 2003, interest may be paid in cash if permitted by our Senior Lenders, otherwise interest is payable in additional debentures. For the last three years, interest is payable in cash. The holders of the 10% Debentures may convert the 10% Debentures into shares of our common stock at a rate of $3.60 per share. Based on the balance of the 10% Debentures at March 31, 2001, if the holders converted their 10% Debentures, they would receive 4,483,101 shares of our common stock. The conversion price is protected against dilution and may be lowered.

         Through March 31, 2001, we have issued an additional $2,220,571 of our 10% Debentures as interest payments ($1,839,427 at December 31, 2000). We may call the 10% Debentures at any time, and we are required to redeem the 10% Debentures on October 31, 2006.

         ERMSF Bridge Loans

         On March 5, 2001, ERMSF obtained a $2,500,000 loan (the "Sanders Bridge Loan") in a private placement by Sanders Morris Harris, an investment-banking firm. We agreed to pay interest at 14% per year payable monthly in cash. If we do not repay the loan by April 30, 2001, interest will be payable at a rate of 18% per year payable monthly in cash. We issued the private lenders 100,000 shares of our common stock at the time of the loan closing. For each month after April 30, 2001 that any amount remains payable under the Sanders Bridge Loan, we are obligated to issue an additional 100,000 shares of our common stock. Our Chairman has personally guaranteed the Sanders Bridge Loan and has provided

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

collateral of $500,000. In addition, we have provided the common stock of ERMSF and EAS, as collateral for the Sanders Bridge Loan. We have also provided a security interest in all the assets of ERMSF and EAS.

         On April 11, 2001, ERMSF obtained a $1,500,000 loan from Sagemark Capital (the "Sagemark Loan") in a private placement. Our Chairman is a limited partner in Sagemark Capital. We agreed to pay interest at 14% per year payable monthly in cash. In addition, we issued a warrant to purchase 680,000 shares of common stock at $0.001 per share. The warrant vested one half at closing and the remainder will vest on October 3, 2001 if the loan is not fully repaid at that time. Our Chairman has personally guaranteed the Sagemark Loan and we have agreed not to pledge any additional assets of ERMF or EAS.

         Quantitative and qualitative risk for interest rate and conversion prices

         Our Senior Credit Facility and our ERMF senior debt bear interest rates that are based on the prime-lending rate, as published at various times by our banks. A portion of our combined outstanding balance of our Senior Credit Facility, our ERMF senior debt and our mortgage loan amounted to approximately $29.7 million as of December 31, 2000. If the prime lending rate moves up or down by 1%, we will incur an increase or a decrease in annual interest expense of approximately $297,000. We have $3.0 million in subordinated debt and $4.0 million in Bridge Loans that are subject to an increase in interest rates if these loans are not repaid at the end of April 2001 and June 2001. Based on our current operating cash flow and available debt capital, it is not likely that these loans will be repaid on those dates. The increase in interest rates provided for in these loan agreements will mean that we will pay additional annual cash interest expense of approximately $280,000. In addition, we will be obligated to issue 100,000 shares of common stock for each month after April 2001 if the Sanders Bridge Loan is not fully repaid. Also, warrants issued under the Sagemark Loan will vest an additional 340,000 shares if the Sagemark Loan is not fully repaid on October 3, 2001. The remainder of our debt is set at fixed rates and is not subject to changes in interest rates.

         Our 10% Debentures and our 10% Preferred contain conversion rights that allow the holders of such instruments to convert the face amount of the instruments into our common stock at a conversion price of $3.60 per share. If we issue common stock for less than $3.60 per share or we issue any convertible debt instrument or equity security with a conversion or exercise price of less than $3.60 per share, the conversion price for our 10% Debentures and our 10% Preferred will be reduced. For every $1.00 that the price is reduced, we will be obligated to issue approximately 2.1 million shares for the 10% Debentures and approximately 1.5 million shares for the 10% Preferred during the year ending December 31, 2001.

         Our 12% Debentures provide for semi-annual payments of interest at 12%, payable in shares of our common stock on March 30 and September 30. On March 31, 2001, we issued 3,090,966 shares of our common stock as the first interest payment on our 12% Debentures at a market value per share of $1.047. If the market price of our common stock is $1.00 lower at the time of the next scheduled interest payments on September 30, 2001 and March 30, 2002, we will be obligated to issue approximately 48.8 million additional shares above the approximately 2.3 million shares we would issue if the market price per common share remained at the $1.047 level on March 31, 2001.

         Future principal payments

         We are obligated to make the following principal payments on our debt during the next five years:
              o   2001 - $63,177,353
              o   2002 - $321,747
              o   2003 - $427,020
              o   2004 - $256,864
              o   2005 - $281,231
              o   Future years - $37,678,804

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


10.      MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK

         On December 4, 2000, we sold $7,000,000 of our 10% Preferred in a private placement to Donald Moorehead. In exchange for 7,000,000 shares of our 10% Preferred, we received $3,000,000 in cash and 599,807 shares of our common stock, which shares have been cancelled. We sold the 10% Preferred for $4,874,397, representing a discount of $2,125,603 and an effective yield of 17.37%. The 10% Preferred is reported at its net value. The unamortized discount is being recognized using the effective interest rate method over the redemption period of the 10% Preferred.

         On December 30, 2000, we issued $5,915,000 of our 10% Preferred to Solid Waste Ventures in exchange for $5,915,000 of subordinated debt owed by ERMF to Solid Waste Ventures.

         We may declare a 10% quarterly dividend at the end of each fiscal quarter. No dividends have been declared to date on our 10% Preferred. Our 10% Preferred is convertible at the holder's option into our common stock at a current conversion price of $3.60 per share. The conversion price is protected against dilution and is lowered upon the sale of common shares with a sales price lower than $3.60 or the issuance of convertible securities with a conversion price lower than $3.60. The holders of the 10% Preferred are entitled to vote with our common stockholders based on the number of common shares into which the 10% Preferred would convert. We are required to redeem the 10% Preferred on December 31, 2005.

11.      FAIR MARKET VALUE OF DEBT AND PREFERRED SECURITIES

         Our debt and preferred securities do not currently trade in an established market as they are all privately held or held by lending institutions. We believe that the carrying value of our senior debt does not differ materially from the fair market value of our senior debt. We derived this belief based on the interest rates charged on our senior debt and the fact that all our senior debt is personally guaranteed by our Chairman, Donald Moorehead, partly guaranteed by our Vice Chairman, Raymond Cash, and supported by collateral provided by both individuals. We believe that the carrying value of our other debt instruments does not differ materially from their fair market value based on the interest rates charged, the value of the equity securities provided, the collateral provided directly by EarthCare or by our Chairman and the personal guarantees provided by our Chairman on substantially all such debt. We believe that the carrying value of our 10% Preferred does not differ materially from its fair market value due to the increasing value of the 10% Preferred over time from its pay in kind dividends and due to the future growth prospects of the Company in the NSW industry.

12.      STOCKHOLDERS' EQUITY

         PREFERRED STOCK

         We have 17,085,000 shares of $0.0001 par value preferred stock available for future issuance. Our Board of Directors decides the terms of the series of preferred stock as to dividend rights, preferences, conversion privileges, participation in earnings and redemption. Any preferred stock issued may vote along with our common shares based upon the number of common shares that would be issued if converted to common stock.

         COMMON STOCK

         On March 5, 2001, we issued 100,000 unregistered shares of our common stock to various individuals associated with the investment-banking firm Sanders Morris Harris in connection with the $2,500,000 Sanders Bridge Loan. If the Sanders Bridge Loan is not repaid by April 30, 2001, we will be obligated to issue 100,000 shares of our common stock for each month that the Sanders Bridge Loan is not repaid in full.

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

         On September 30, 2000, we sold 1,000,000 shares for $5,000,000 in cash, at $5.00 per share, which represented a 9.3% discount from the closing price on that date, to Donald Moorehead.

         On June 30, 2000, we sold for $4,000,000 cash 599,807 shares of our common stock at $6.669 per share, which represented an 8.9% discount from the closing price on that date, to Founders Equity Group in a transaction on behalf of Donald Moorehead. We also paid Founders Equity Group a cash fee of $120,000 for arranging this transaction.

         During March and April 1998, we sold 2,500,000 shares of our common stock through private placements for total cash proceeds of $15,500,000.

         On January 30, 1998, we declared a 1.25-for-1 stock split effected in the form of a stock dividend. All share amounts have been restated for this stock split.

         On January 12, 1998, we sold 1,250,000 shares of our common stock to a group of investors for $1,000,000 in cash or $0.80 per common share.

         WARRANTS

         As of April 16, 2001, warrants to purchase 2,268,969 shares of our common stock were outstanding at an average exercise price of $3.15. At December 31, 2000, warrants to purchase 1,438,969 were outstanding at an average exercise price of $5.73. We issued these warrants as follows:

o April 16, 2001 - warrants to purchase up to 150,000 shares of our common stock with an exercise price of $3.60 per share were issued to our Senior Lenders, Bank of America N.A. and Fleet Bank N.A., in connection with our Third Amendment to our Senior Credit Facility. These warrants contain dilution protection.
o April 4, 2001 - warrants to purchase up to 680,000 shares of our common stock with an exercise price of $0.001 per share were issued to Sagemark Capital in connection with the Sagemark Loan. These warrants vested one half in April 2001 and the remainder will vest on October 3, 2001 if the Sagemark Loan is not fully repaid at that time.
o September 30, 2000 - warrants to purchase up to 400,000 shares of our common stock with a current exercise price of $3.60 per common share were issued to the holders of our 12% Debentures. These warrants were issued in connection with a deferral of the interest payment on the 12% Debentures due September 30, 2000. These warrants contain dilution price protection. The original exercise price was $5.00 per share.
o July 1, 2000 - warrants to purchase 50,000 shares of our common stock with an exercise price of $7.81 per common share were issued to a former employee and consultant in connection with the settlement of a litigation matter.
o June 30, 2000 - warrants to purchase up to 200,000 shares of our common stock with a current exercise price of $3.60 per common share were issued to Founders Equity Group, an investment bank, in connection with a private placement of 599,807 shares of our common stock. These warrants contain dilution price protection. The original exercise price was $6.67 per share.
o May 25, 2000 - warrants to purchase up to 75,000 shares of our common stock with an exercise price of $7.00 per common share were issued to three current directors and two former directors. The warrants issued to former directors replaced options previously held by those directors.
o February 16, 2000 - warrants to purchase up to 400,000 shares of our common stock with a current exercise price of $3.60 per share were issued to the holders of our 12% Debentures. These warrants were issued in connection with our private placement of our 12% Debentures. These warrants contain dilution protection. The original exercise price was $6.63 per share.
o May 1, 1999 - warrants to purchase up to 10,000 shares of our common stock were issued to one of our Senior Lenders, Fleet Bank N.A., at an exercise price of $15.50 per common share. As part of our Third Amendment, the exercise price for these warrants was reduced to $3.60 per share.

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

o April 1, 1999 - warrants to purchase up to 35,000 shares of our common stock were issued to one of our Senior Lenders, Bank of America N.A., at an exercise price of $14.00 per common share. As part of our Third Amendment, the exercise price for these warrants was reduced to $3.60 per share.
o June 1, 1998 - warrants to purchase up to 50,000 shares of our common stock were issued to one of our Senior Lenders, Bank of America N.A., at an exercise price of $13.00 per common share. As part of our Third Amendment, the exercise price for these warrants was reduced to $3.60 per share.
o April 1, 1998 - warrants to purchase 500,000 shares of our common stock at an exercise price of $5.80 per common share were issued to former shareholders of our predecessor company, Microlytics, Inc., in connection with our reverse merger. As of March 31, 2001, 163,969 warrants are still outstanding. Since April 1, 1998, the holders of these warrants have exercised their rights to purchase 336,031 shares of common stock for cash.
o January 1, 1998 - warrants to purchase 55,000 shares of our common stock at an exercise price of $14.50 were issued to shareholders of a private company in Houston in order to acquire the right to use the name "EarthCare" and its derivatives on a non-exclusive basis.

         OPTIONS

         INCENTIVE STOCK OPTION PLAN

         On September 22, 1998, our Board of Directors adopted an incentive stock option plan (the "Option Plan"), which provides for the issuance of options to purchase up to 1,800,000 shares of our common stock to key employees and directors. Incentive stock options granted under the Option Plan are generally granted with an exercise price equal to the fair market value of our common stock at the date of grant, vest over a four-year period, and are exercisable for a period of ten years from the date of grant, except that the term of an incentive stock option granted under the Option Plan to any stockholder owning more than 10% of our outstanding common stock must not exceed five years. The exercise price of an incentive stock option granted to such a stockholder must not be less than 110% of the fair market value of our common stock on the date of grant.

         STOCK BASED COMPENSATION

         We have adopted the disclosure only provisions for accounting for stock based compensation. Accordingly, we have not recorded any compensation costs for our stock options granted to employees. If we had recorded compensation expense for our grants of stock options based on the fair value of the options, our net loss from continuing operations would have increased to the pro forma net loss from continuing operations shown below.

                                                                  YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------
                                                       2000                 1999                  1998
                                                   -------------      ----------------       --------------
Net loss from continuing operations
  As reported                                      $  (6,558,033)     $    (5,764,133)       $  (2,274,965)
  Pro forma                                        $  (8,084,934)     $   (12,386,952)       $  (4,088,058)
Pro forma net loss per share                       $       (0.62)     $         (1.20)       $       (0.49)

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


STOCK OPTION ACTIVITY

         The following table shows the activity for the Option Plan for the three-year period ended December 31, 2000.


                                   BEGINNING OF                                                    EXERCISABLE AT
OPTION HOLDERS                        YEAR         GRANTED    EXERCISED   CANCELLED  END OF YEAR     END OF YEAR
----------------                   ------------   ---------   ---------   ---------  -----------   --------------
YEAR ENDED DECEMBER 31, 2000
Employees                             483,250      220,000          --     226,773      476,477        113,245
Non-employees                         527,200           --      25,000     426,200       76,000         38,000
Executive officers and Directors    1,706,704      225,000          --   1,468,352      463,352        133,588
                                    ---------    ---------     -------   ---------    ---------        -------
Total                               2,717,154      445,000      25,000   2,121,325    1,015,829        284,833
                                    =========    =========     =======   =========    =========        =======

YEAR ENDED DECEMBER 31, 1999
Employees                             350,750      155,000       3,750      18,750      483,250         86,750
Non-employees                         527,200       20,000          --      20,000      527,200        394,300
Executive officers and Directors    1,205,000    1,071,704     175,000     395,000    1,706,704        200,838
                                    ---------    ---------     -------     -------    ---------        -------
Total                               2,082,950    1,246,704     178,750     433,750    2,717,154        681,888
                                    =========    =========     =======     =======    =========        =======

YEAR ENDED DECEMBER 31, 1998
Employees                                  --      478,250      15,000     112,500      350,750
Non-employees                              --      527,200          --          --      527,200
Executive officers and Directors      612,500    1,395,000     612,500     190,000    1,205,000
                                    ---------    ---------     -------     -------    ---------
Total                                 612,500    2,400,450     627,500     302,500    2,082,950
                                    =========    =========     =======     =======    =========

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


         During the three-year period ended December 31, 2000, our stock option activity by exercise price has been as follows:

Fair value at the             Exercise    Beginning                                                        Exercisable at
date of grant                   price     of year       Granted     Exercised   Cancelled   End of year     end of year
-------------------------     --------    ---------     ---------    ---------   ---------   -----------   ---------------
YEAR ENDED DECEMBER 31, 2000
$3.75                          $  3.75          -         75,000           -           -        75,000             -
$6.00                          $  6.00    275,000         25,000           -           -       300,000         137,500
$6.87                          $  6.87          -         95,000           -        10,000      85,000             -
$7.00                          $  7.00          -         85,000           -        15,000      70,000             -
$7.13                          $  7.13          -        150,000           -       150,000          -              -
$7.81                          $  7.81          -         15,000           -           -        15,000             -
$6.00                          $ 10.00    175,000             -            -       100,000      75,000          37,500
$13.00                         $ 13.00     50,000             -            -        22,500      27,500           6,875
$13.56                         $ 13.56    200,000             -            -       200,000          -              -
$14.00                         $ 14.00    230,000             -        25,000      205,000          -              -
$14.50                         $ 14.50    286,704             -            -        20,000     266,704          66,676
$6.00 to $15.00                $ 15.00    697,950             -            -       626,325      71,625          28,782
$15.88                         $ 15.88     65,000             -            -        35,000      30,000           7,500
$6.00 to $15.00                $ 20.00    300,000             -            -       300,000          -              -
$6.00 to $15.00                $ 25.00    437,500             -            -       437,500          -              -
                                        ---------       -------       -------    ---------   ---------         -------
                                        2,717,154       445,000        25,000    2,121,325   1,015,829         284,833
                                        =========       =======       =======    =========   =========         =======


YEAR ENDED DECEMBER 31, 1999
$5.00                           $ 5.00      3,750             -         3,750          -           -               -
$6.00                           $ 6.00    460,000             -       175,000       10,000     275,000          68,750
$6.00                           $10.00    175,000             -            -           -       175,000          50,000
$13.00                          $13.00         -         50,000            -           -        50,000             -
$13.56                          $13.56         -        200,000            -           -       200,000             -
$14.00                          $14.00         -        230,000            -           -       230,000             -
$14.50                          $14.50         -        286,704            -           -       286,704          53,338
$6.00 to $15.00                 $15.00    809,200        75,000            -       186,250     697,950         406,050
$15.88                          $15.88         -         65,000            -           -        65,000             -
$6.00 to $15.00                 $20.00    100,000       200,000            -           -       300,000          25,000
$6.00 to $15.00                 $23.50     20,000             -            -        20,000         -               -
$6.00 to $15.00                 $25.00    515,000       140,000            -       217,500     437,500          78,750
                                        ---------     ---------       -------    ---------   ---------         -------
                                        2,082,950     1,246,704       178,750      433,750   2,717,154         681,888
                                        =========     =========       =======    =========   =========         =======

YEAR ENDED DECEMBER 31, 1998
$0.65                           $ 0.65    612,500             -       612,500                      -
$5.00                           $ 5.00          -       131,250        15,000      112,500       3,750
$6.00                           $ 6.00          -       500,000            -        40,000     460,000
$6.00                           $10.00          -       175,000            -           -       175,000
$6.00 to $15.00                 $15.00          -       859,200            -        50,000     809,200
$6.00 to $15.00                 $20.00          -       100,000            -           -       100,000
$6.00 to $15.00                 $23.50          -        20,000            -           -        20,000
$6.00 to $15.00                 $25.00          -       615,000            -       100,000     515,000
                                        ---------     ---------      -------       -------   ---------
                                          612,500     2,400,450      627,500       302,500   2,082,950
                                        =========     =========      =======       =======   =========


         We estimated the fair values of options granted during 2000, 1999 and 1998 using the Black-Scholes Model in 2000 and 1999 and the minimum value approach in 1998. Our stock volatility was 77% in 2000, 76% in 1999 and 110% in 1998. We assumed that our dividend yield was zero, as we do not pay cash dividends on our common shares. In addition, we assumed that our risk free interest rates were 5.8% to 6.6% in 2000, 6.0% in 1999 and 5.9% in 1998. The weighted average estimated fair values of employee

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

stock options were $4.31 in 2000, $8.90 in 1999 and $5.23 in 1998. The estimated fair values of options granted were $1,812,105 in 2000, $10,190,236 in 1999 and $8,184,352 in 1998.

13.      INCOME TAXES

         The components of our income tax provision (benefit) are shown below:

                                                          YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------
                                                    2000         1999           1998
                                                 ----------   ----------    ------------
Current provision                                $      -     $       -     $        -
Deferred taxes                                          -             -        (823,000)
                                                 ----------   ----------    -----------
Income tax benefit (provision)                   $      -     $       -     $  (823,000)
                                                 ==========   ==========    ===========

         Our reconciliation of the federal income tax provision (benefit) relating to continuing operations at the statutory income tax rate to the actual income tax provision (benefit) is shown below:

                                                                 YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                       2000               1999               1998
                                                 ---------------     --------------     -------------
Statutory federal tax rate                        $  (2,492,053)     $  (1,959,805)     $ (1,177,227)
State income taxes, net of federal tax benefit                -           (230,565)         (123,919)
Change in valuation allowance                         2,474,599          2,145,346           348,034
Other, primarily goodwill amortization                   17,454             45,024           130,112
                                                  -------------      -------------      ------------
                                                  $           -      $         -        $   (823,000)
                                                  =============      =============      ============


         The following table reflects the sources of differences between the financial accounting and the tax bases of our assets and liabilities that give rise to the deferred tax assets and liabilities as of December 31, 2000 and 1999:

                                                                 DECEMBER 31,
                                                      -------------------------------------
                                                           2000                    1999
                                                      -------------          --------------
Deferred tax assets:
Allowance for doubtful accounts                       $     231,743           $         -
Accrued expense                                           3,411,509                     -
Net operating loss carryforward                           2,703,635               3,129,900
Discontinued operations                                  32,648,242               3,645,753
Valuation allowance                                     (38,995,129)             (6,775,653)
                                                      -------------           -------------
Net deferred tax asset                                $          -            $         -
                                                      =============           =============


         As of December 31, 2000 and 1999, our deferred tax assets include tax operating loss carryforward amounts of approximately $7,100,000 and $8,700,000, respectively, which are available to offset future taxable income through 2021. Our ability to realize the future benefit of such tax carryforward losses is dependent on our ability to generate future taxable income. Based on our past operating results, we have determined that we are not able to reasonably estimate when we will be able to realize the future benefit of our tax carryforward losses, and we have determined that it is more than likely that we will not be able to realize future benefit or our tax carryforward loss during the foreseeable future. As a result, we have provided a full valuation allowance on our net deferred tax assets.

         Our net loss from discontinued operations includes a tax provision of none, $571,060 and $518,440 for the years ended December 31, 2000, 1999 and 1998, respectively.

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

14.      RELATED PARTY TRANSACTIONS

         ADVANCE TO AND LOANS FROM CHAIRMAN

         On December 30, 2000, we advanced $400,000 to our Chairman as a short-term non-interest bearing loan. This advance was repaid in full on January 4, 2001. From May to June 2000, we obtained a loan of $1,800,000 from our Chairman, which loan was repaid in full on June 30, 2000, including interest of $13,852.

         GUARANTEES AND COLLATERAL FROM CHAIRMAN AND VICE CHAIRMAN

         Our Chairman has personally guaranteed the majority of our debt, except for our 10% Debentures and our 12% Debentures. In addition, he has provided collateral with an approximate value of $20,000,000 to our Senior Lenders, has provided collateral with an approximate value of $8,000,000 for our ERMF senior debt and has provided collateral with an approximate value of $10,500,000 for our bridge loans. Our Vice Chairman has personally guaranteed $20,000,000 of our Senior Credit Facility and has provided $10,000,000 as collateral for our Senior Credit Facility. We have not provided any compensation to either individual for their guarantees or collateral.

         OUTSOURCING AGREEMENT FOR INFORMATION SYSTEMS

         On October 31, 2000, we entered into an information services outsourcing agreement with ISN Software, a private company owned by an executive officer, whereby we agreed to pay $67,500 per month to cover information services support, office rent and telecommunications charges. In addition, we currently are leasing certain of our employees to ISN Software at our cost for these employees. During 2000, we charged ISN Software $76,983 relating to employee leasing and certain other operating costs, which amount was outstanding at December 31, 2000 and subsequently paid in February 2001.

         Additional related party transactions are disclosed in Notes 4, 6, 9, 10, 11, 12 and 15.

15.      COMMITMENTS AND CONTINGENCIES

         LEASES

         We lease certain buildings, machinery, equipment and automobiles under non-cancelable operating leases. Under certain of these leases, we are required to pay property taxes, insurance, repairs and other costs related to the leased property. At December 31, 2000, we were obligated for the following future minimum lease payments under non-cancelable lease agreements in excess of one year as follows: $1,219,000 in 2001; $1,080,000 in 2002; $761,000 in 2003;
$462,000 in 2004 and $484,000 in 2005 and future years. We incurred rent expense for all leases of our operations of $1,472,577 in 2000, $799,245 in 1999 and $604,413 in 1998.

         LITIGATION

         In March 2001, EarthCare and World Fuel Services ("WFS") settled a dispute in arbitration. EarthCare and WFS agreed to settle any known and unknown claims against each other. As part of such settlement, on April 12, 2001, we paid $1.75 million to WFS, which was fully accrued at December 31, 2000.

         In November 2000, EarthAmerica Houston, Inc., a company owned by Donald Moorehead, EarthCare's Chairman, Chief Executive Officer and a director, acquired all the tangible and intangible assets of Sewer Management, Inc. The intangible assets that were acquired included the rights to a lawsuit filed by Sewer Management, Inc. in the State of Texas relating to the use of the name EarthCare and its derivatives. We anticipate that this lawsuit will be dismissed.

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

         Except for the two matters described above, we are not involved in any material litigation matters at the time of the filing of this report. We become involved in claims, disputes and litigation matters during the ordinary course of our business. These matters typically involve litigation with current or former employees, customers, vendors and various governmental authorities. While we are currently involved in several matters like we just described, we do not believe that any of these matters individually or in the aggregate will have a material effect on our financial condition, results of operations or cash flows.

         EMPLOYMENT AGREEMENTS

         We have entered into employment agreements with certain of our executive officers and other key employees. Our employment agreements run from one to three years and are generally renewable for an additional year at the end of each year. Our annual salary commitment to these executive officers and employees amounts to approximately $2,900,000. Upon an employee's termination without cause or, in the case of our executive officers upon a change in control of ownership of our Company, we are obligated to pay from one to three years' compensation to these individuals. During 1999, we recognized an aggregate of $338,000 in expense for salaries, stock options and other benefits associated with the termination of two executive officers. During 2000, we recognized $1,151,000 in expense associated with the termination of one executive officer and certain key employees.

         CLOSURE AND POST-CLOSURE LIABILITY

         We have financial commitments aggregating $708,000 for costs associated with the final closure and post-closure operation of our landfill site in Hillsborough County, Florida. We have obtained performance bonds from a surety company for these commitments as required by our operating permit with Hillsborough County.

16.      ENVIRONMENTAL REGULATIONS

         We are subject to extensive and evolving federal, state and local environmental laws and regulations that have been enacted in response to technological advances and the public's increased concern over environmental issues. In the normal course of business, we will make capital expenditures necessary to comply with the environmental laws and regulations. To the best of our knowledge, we are in compliance, in all material respects, with the environmental laws and regulations affecting our business.

         As part of our acquisition of IPC, we provided a reserve of approximately $2,700,000 to cover the estimated costs to resolve various environmental matters, including remediation costs. There has been no activity in this reserve during 2000.

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

17.      ACCRUED LIABILITIES

         Our accrued liabilities consist of the following as of December 31, 2000 and 1999:

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2000               1999
                                                              -----------        ----------
Payroll, bonuses, payroll taxes and benefits                  $   835,166        $  789,761
Interest                                                        2,694,167           428,806
Insurance                                                       3,274,679           137,892
Severance, legal and indemnification                            4,340,170            58,040
Environmental matters                                           2,791,075                -
Other                                                           2,037,255           606,546
                                                              -----------        ----------
Total accrued liabilities                                     $15,972,512        $2,021,045
                                                              ===========        ==========



18.      QUARTERLY OPERATING RESULTS (UNAUDITED)

         Our unaudited quarterly operating results for the years ended December 31, 2000 and 1999 are shown below.


                                                                    QUARTER ENDED
                                         ---------------------------------------------------------------
                                          DECEMBER 31       SEPTEMBER 30        JUNE 30        MARCH 31
                                         -------------      ------------     ------------    -----------
Year ended December 31, 2000

Revenues                                 $         -        $    70,319      $   352,158     $   280,000

Operating loss                           $ (1,872,735)       $(1,536,478)    $(2,046,285)    $   211,557

Net loss                                 $(75,530,148)      $(3,994,711)     $(4,566,901)    $  (274,843)

Net loss per share                       $      (5.23)      $      (0.29)    $     (0.36)    $     (0.02)

Weighted shares                            14,452,561         13,545,218      12,606,613      11,608,473


Year ended December 31, 1999

Revenues                                 $          -       $         -      $         -     $        -

Operating loss                           $ (2,376,311)      $(1,254,782)     $(1,120,389)    $  (817,438)

Net income (loss)                        $(15,482,112)      $  (336,164)     $  (266,240)    $  (274,843)

Net income (loss) per share              $      (1.42)      $     (0.03)     $     (0.03)    $     (0.03)

Weighted shares                            10,923,210        10,487,586       10,162,162       9,698,531

                               MANAGEMENT'S REPORT

The accompanying consolidated financial statements have been prepared by the management of EarthCare Company in conformity with generally accepted accounting principles to reflect the financial position of EarthCare and its operating results. Financial information appearing throughout this Annual Report on Form 10-K is consistent with that in the consolidated financial statements. Management is responsible for the information and financial statements. Management is responsible for the information and representations in such financial statements, including the estimates and judgments required for their preparation. In order to meet its responsibility, management maintains internal controls, including policies and procedures, which are designed to assure that assets are safeguarded and reliable financial records are maintained. The report of PricewaterhouseCoopers LLP, the Company's independent accountants, covering their audit of EarthCare's consolidated financial statements, is included in this Annual Report on Form 10-K. Their independent audit of EarthCare's financial statements includes a review of internal accounting controls to the extent they consider necessary as required by generally accepted auditing standards. The Board of Directors annually appoints an Audit Committee, consisting of at least three outside directors. The Committee meets with management and the independent accountants to review any significant accounting and auditing matters and to discuss the results of audit examinations. The Audit Committee also reviews the consolidated financial statements, the Report of Independent Accountants and other information in the Annual Report on Form 10-K and recommends their approval to the Board of Directors.

/s/  Donald F. Moorehead, Jr.                /s/  William W. Solomon, Jr.
-----------------------------                --------------------------------
     Donald F. Moorehead, Jr.                William W. Solomon, Jr.
     Chairman and Chief Executive            Vice President and Chief
     Officer                                 Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of EarthCare Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of EarthCare Company and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered recurring losses from operations and has a working capital and net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 2 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Tulsa, Oklahoma
April 17, 2001

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We have not changed accountants and we do not have any disagreements with our accountants on accounting and financial disclosure matters.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF EARTHCARE COMPANY

         Our directors and executive officers are as follows:

                    OFFICERS              AGE                 POSITION
                    --------              ---                 --------
EXECUTIVE OFFICERS

Donald F. Moorehead, Jr...............     50      Chief Executive Officer, Chairman of our
                                                        Board of Directors
Raymond M. Cash.......................     71      Vice Chairman and Director

Harry M. Habets.......................     51      President, Chief Operating Officer and
                                                        Director
William M. Addy.......................     41      Vice President of Marketing, Sales and
                                                        Corporate Development, Director
Brian Rosborough......................     60      Director

Philip S. Siegel......................     36      Director

Elroy G. Roelke.......................     70      Director

William W. Solomon, Jr................     44      Vice President, Chief Financial Officer
                                                        and Director
Peter H. Trembath.....................     48      Vice President and General Counsel

         Donald F. Moorehead, Jr.- (age 50), has served as our Chairman and Chief Executive Officer since June 1998. From August 1997 to June 1998, he was a private investor. Mr. Moorehead served as Vice Chairman and Chief Development Officer of USA Waste, a company he founded, from May 1994 through August 1997. From October 1990 until May 1994, he served as Chairman of the Board and Chief Executive Officer of USA Waste. Mr. Moorehead has served as Director for the Environmental Research and Education Foundation since May 1996. Mr. Moorehead serves on the board of FYI, Inc., a document and information outsourcing company.

         Raymond Cash - (age 71), a founder of EarthCare, has served as our Vice Chairman since 1998. Mr. Cash is the founder of two solid waste companies, Sanifill, Inc. and Southern States Environmental Services, Inc. From August 1997 to June 1998, he served as Chairman of our board of directors and our Chief Executive Officer. From 1993 to 1997, he served as Chairman and President of Resource, Recovery, Transfer & Transportation, Inc., a solid waste company.

         Harry M. Habets - (age 51), has served as our President, Chief Operating Officer, and as a member of our board of directors since August 1999. Mr. Habets was Managing Director of UK Waste, a $350 million joint venture of Wassex Water and Waste Management International in the United Kingdom from July 1997 to May 1999. Waste Management employed Mr. Habets from 1985 to 1999 where he served as Vice President of Operations for Waste Management International, President of WMI Medical Services and Vice President and Region Manager in the United States.

         William M. Addy - (age 41), has served as our Vice President Sales, Marketing & Corporate Development since April 1999 and has served as a member of our board of directors since March 2000. Mr. Addy was employed by the Boston Consulting Group ("BCG") as a consultant on issues of marketing, sales and strategy with packaged goods, industrial products and service companies. Mr. Addy was elected a partner of BCG in 1992 and moved to Dallas to help establish the firm's Dallas office, where he remained until January 1999. Mr. Addy earned an M.B.A. from Harvard Business School in 1986 and graduated with an honors degree in chemical engineering from Princeton University in 1982.

         Brian Rosborough - (age 60), has served as a member of our board of directors since December 16, 1998. Mr. Rosborough is the Founder Chairman of Earthwatch Institute, a sponsor of conservation science. Mr. Rosborough has been involved in social venture capital since leaving the investment banking business in 1972. Mr. Rosborough serves as a trustee of several civic and educational institutions.

         Philip S. Siegel - (age 36), has served as a member of our board of directors since March 2000. Since October 1999, Mr. Siegel has been a Venture Fellow at AV Labs, an Austin Ventures spinout in Austin, Texas that invests in early stage technology companies as well as an adjunct professor in Entrepreneurial Studies in the M.B.A. program at the University of Texas. He has been the Chief Executive Officer of a variety of companies in the AV Labs fund since December 1999. From May 1995 until January 1999, Mr. Siegel was a partner in the Chicago and Dallas offices of BCG. At BCG, Mr. Siegel worked as a consultant to packaged goods and financial services companies. Mr. Siegel received his M.B.A. with honors from the University of Chicago Graduate School of Business in 1988 and a bachelor's degree in chemistry from the University of Chicago in 1985.

         Elroy G. Roelke - (age 70), has served as a member of our board of directors since May 1998. Mr. Roelke has served as the Chairman and Founder of the Knollwood Mercantile Company, a retail convenience store company, from 1985 to the present. From 1989 to 1996, Mr. Roelke served as Senior Vice President and General Counsel of the Renaissance Capital Group, an investment company, and also served as the administrator of the Portfolio Management Division and as a director designee to portfolio companies. Mr. Roelke served as the President and Director of Island Marine Supply Company, a maritime supply company and was managing partner for Roelke & Jordan, a law firm located in Dallas, Texas. From July 1997 to May 1998, Mr. Roelke also served as Chairman of the Board of Microlytics, Inc., the predecessor corporation to EarthCare. From March 1995 to March 2001, Mr. Roelke served as a director of Tutogen Medical, Inc., a medical technology company.

         William W. Solomon, Jr. - (age 44), has served as Vice President and Chief Financial Officer of EarthCare since July 2000. In November 2000, Mr. Solomon was appointed a Director of EarthCare. Mr. Solomon previously served as Executive Vice President, Chief Financial Officer and Treasurer of Precept Business Services, Inc., a Nasdaq listed company in Dallas, Texas, from June 1998 to June 2000. Precept Business Services engaged primarily in the distribution of office products and also provided executive transportation services. From August 1996 to May 1998, Mr. Solomon served as Vice President and Corporate Controller of American Pad & Paper Company, a manufacturer of paper based office products, in Dallas, Texas. From August 1994 to July 1996, Mr. Solomon served as a Senior Audit Manager for PricewaterhouseCoopers in Dallas, Texas, and from November 1992 to July 1994, Mr. Solomon served as a Senior Audit Manager for BDO Seidman in Grand Rapids, Michigan. Mr. Solomon received his B.A. degree in Business Administration - Accounting from Washington State University in 1978 and is a certified public accountant.

         Peter H. Trembath - (age 48), has served as Vice President and General Counsel of EarthCare since September 2000. Mr. Trembath previously served as Senior Vice President, General Counsel and Secretary of Precept Business Services, Inc. from July 1999 through September 2000. From January 1999 through June 1999, Mr. Trembath was engaged in the private practice of law and acted as an independent consultant. From November 1993 to December 1998, Mr. Trembath served as Vice President, Secretary and General Counsel of Benson Eyecare Corporation, a manufacturer, retailer and wholesaler of prescription and non-prescription eyewear and related products, and then its successor, Lumen Technologies, Inc. (f/k/a BEC Group, Inc.), which was engaged principally in the manufacture and sale of specialty lighting products. Both Benson and Lumen were publicly held corporations listed on the Nasdaq National Market. He also served from March 1997 to December 1998 as Vice President, Secretary and General Counsel of Bolle, Inc., a Nasdaq listed company and manufacturer and distributor of designer sunglasses, sport eyewear and goggles, which was spun off by Lumen Technologies in March 1997. Prior to November 1993, Mr. Trembath served as Vice President, Secretary and General Counsel of BMC Industries, Inc., an NYSE listed corporation engaged in the manufacture and distribution of ophthalmic lenses and precision etched electronic parts. Mr. Trembath received his A. B. and M.A. degrees in European history from The University of Michigan. He received his J.D. degree from The University of Michigan Law School in 1982.

ITEM 11  EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE

         The following table sets forth certain information concerning the compensation of EarthCare's Chief Executive Officer and the next four highest paid executive officers (the "Named Executive Officers").

                                           Annual Compensation                   Long-term Compensation
                                -------------------------------------------   ----------------------------
                                                               Other Annual   Securities
                                                               Compensation   Underlying      All Other
Name and principal position     Year   Salary ($)   Bonus ($)       ($)       Options (#)     Compensation
---------------------------     ----   ----------  ----------  ------------   ----------      ------------
Donald F. Moorehead, Jr
  Chairman and Chief            2000   $      --   $      --   $      9,172          --(2)        $ --
  Executive Officer (1)         1999   $ 175,000   $      --   $         --     133,352(3)        $ --
                                1998   $      --   $      --   $         --     525,000           $ --

Harry M. Habets
  President and Chief           2000   $ 190,000   $  60,500   $     21,500          --(5)        $ --
  Operating Officer (4)         1999   $  57,692   $ 135,000   $         --     340,000           $ --
                                1998

William M. Addy
  Vice President of             2000   $ 165,000   $  45,700   $      6,850            (7)        $ --
  Marketing, Sales and          1999   $  88,942   $  45,700   $         --     400,000           $ --
  Corporate Development (6)

William W. Solomon, Jr
  Vice President and            2000   $ 165,000   $      --   $      6,850          --(9)        $ --
  Chief Financial Officer (8)

Peter H. Trembath
  Vice President and            2000   $ 145,000   $      --   $      6,650      50,000(11)       $ --
  General Counsel (10)

-------------------
(1) Mr. Moorehead was named Chief Executive Officer on June 29, 1998. Mr. Moorehead elected not to draw a salary for 1998 or 2000.

(2) During September 2000, Mr. Moorehead returned options to purchase 175,000 shares at $15.00 per share and options to purchase 200,000 options at $25.00 per share.

(3) Included bonus grant for fiscal 1998 of options to acquire 133,352 shares of common stock granted on March 1, 1999 at $14.50 per share.

(4) Mr. Habets was elected President and Chief Operating Officer effective August 9, 1999.

(5) During September 2000, Mr. Habets returned options to purchase 200,000 shares at $13.56 per share and options to purchase 140,000 options at $25.00 per share.

(6) Mr. Addy was elected Vice President of Marketing, Sales and Corporate Development on April 12, 1999.

(7) During September 2000, Mr. Addy returned options to purchase 200,000 shares at $14.00 per share and options to purchase 200,000 options at $20.00 per share.

(8) Mr. Solomon was elected Vice President and Chief Financial Officer effective July 5, 2000. The salary disclosed represents the full annual salary based on his employment contract.

(9) During September 2000, Mr. Solomon returned options to purchase 150,000 shares at $7.13 per share.

(10) Mr. Trembath was elected Vice President and General Counsel effective September 11, 2000. The salary disclosed represents the full annual salary based on his employment contract.

(11) At the time of his employment, Mr. Trembath was granted options to purchase 50,000 shares of common stock at an exercise price of $3.75 per share.

         OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information regarding stock option grants for the year ended December 31, 2000 to the Chief Executive Officer and the Named Executive Officers.

                                                                                     Potential realizable value
                                                                                      at annual assumed rates
                                                                                     of stock price appreciation
                                            Individual Grants                            for option terms (1)
                             --------------------------------------------------     ------------------------------
                             Number of     Percent of
                             securities   total options
                             underlying    granted to     Exercise
                              options     employees in    price per  Expiration
                              granted     fiscal 2000       share       date          0%        5%           10%
                             ----------   -------------   ---------  ----------     ------   --------     --------
Donald F. Moorehead, Jr            --         n/a           $  --         n/a       $   --   $     --     $     --

Harry M. Habets                    --         n/a           $  --         n/a       $   --   $     --     $     --

William M. Addy                    --         n/a           $  --         n/a       $   --   $     --     $     --

William W. Solomon, Jr. (2)   150,000         33.7%         $ 7.13     7/5/10       $   --   $     --     $     --

Peter H. Trembath              50,000         11.2%         $ 3.75    9/11/10       $   --   $118,500     $298,000

(1) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC. There can be no assurance provided to any executive officer or any other holders of EarthCare's securities that the actual stock price appreciation over the term will be at the assumed 5% and 10% levels or at any other defined level.

(2) During September 2000, Mr. Solomon returned options to purchase 150,000 shares at $7.13 per share.



AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE

                                   Securities underlying number        Value of unexercised
                                    of unexercised options at         in-the-money options at
                                       fiscal year end (#)             fiscal year end ($) (1)
                                  -----------------------------    ------------------------------
                                  Exercisable     Unexercisable    Exercisable      Unexercisable
                                  -----------     -------------    -----------      -------------
Donald F. Moorehead, Jr. (2)         133,338         200,014         $     --         $      --

Harry M. Habets (3)                       --              --         $     --         $      --

William M. Addy (4)                       --              --         $     --         $      --

William W. Solomon, Jr. (5)               --              --         $     --         $      --

Peter H. Trembath                         --          50,000         $     --         $      --

(1)  Based on a closing price of $2.438 at December 31, 2000.

(2) Does not include options to purchase 375,000 shares cancelled during September 2000.

(3) Does not include options to purchase 340,000 shares cancelled during September 2000.

(4) Does not include options to purchase 400,000 shares cancelled during September 2000.

(5) Does not include options to purchase 150,000 shares cancelled during September 2000.

         NONCOMPETITION AND EMPLOYMENT CONTRACTS

         On June 1, 1998, EarthCare entered into an employment agreement with Mr. Moorehead to serve in the capacity of Chief Executive Officer and Chairman of the Board of Directors of EarthCare. Mr. Moorehead will receive a base salary of $250,000 annually and is eligible for an annual bonus, which will be a minimum of 50% of the annual salary under the agreement. This employment agreement for Mr. Moorehead is for a term of five years, with automatic renewal for twelve-month periods. The agreement provides that upon the merger, consolidation or other business combination of EarthCare with another publicly traded or private entity where EarthCare is not the surviving entity or upon the sale of substantially all of EarthCare's assets, Mr. Moorehead is entitled to terminate the agreement and receive a severance payment equal to the remaining salary and bonus for each of the remaining years (or portions thereof) under the full term of the agreement. The employment agreement also provides that Mr. Moorehead is entitled to participate in any stock option plan instituted by EarthCare. Mr. Moorehead is also bound by a noncompetition and nonsolicitation clause for the term of the agreement and for one year after termination of employment.

         On April 12, 1999, EarthCare entered into an employment agreement with William M. Addy, which provides for Mr. Addy to serve in the capacity of Vice President of Marketing, Sales and Corporate Development for an annual salary of $165,000 plus a guaranteed bonus of 33% of his annual salary. In addition, EarthCare, in its discretion may from time to time grant bonuses to Mr. Addy. Mr. Addy's employment agreement is for a term of three years, with automatic renewals on each anniversary date for additional twelve-month periods.

         On August 9, 1999, EarthCare entered into an employment agreement with Harry Habets, which provides for Mr. Habets to serve in the capacity of President and Chief Operating Officer of EarthCare and as a member of the Board of Directors of EarthCare and provides for an annual salary of $190,000. In addition, the agreement provides, effective January 1, 2001, the annual salary will be a minimum of $225,000 and EarthCare, in its discretion, may from time to time grant bonuses to Mr. Habets. The employment agreement for Mr. Habets is for a term of three years, with automatic renewals on each anniversary for three-year periods.

         On July 5, 2000, EarthCare entered into an employment agreement with William W. Solomon, Jr., which provides for Mr. Solomon to serve in the capacity of Vice President and Chief Financial Officer of EarthCare and as a member of the Board of Directors of EarthCare and provides for an annual salary of $165,000. In addition, the agreement provides EarthCare, in its discretion, may from time to time grant bonuses to Mr. Solomon. The employment agreement for Mr. Solomon is for a term of three years, with automatic renewals on each anniversary for three-year periods.

         On September 11, 2000, EarthCare entered into an employment agreement with Peter H. Trembath, which provides for Mr. Trembath to serve in the capacity of Vice President and General Counsel of EarthCare and provides for an annual salary of $145,000. In addition, the agreement provides EarthCare, in its discretion, may from time to time grant bonuses to Mr. Trembath. The employment agreement for Mr. Trembath is for a term of three years, with automatic renewals on each anniversary for three-year periods.

         The employment agreements for Messrs. Habets, Addy, Solomon and Trembath provide that upon the merger, consolidation or other business combination of EarthCare with another entity where EarthCare is not the surviving entity or upon the sale of substantially all of EarthCare's assets, Messrs. Habets, Addy, Solomon and Trembath are entitled to terminate the agreements and receive severance payments equal to the remaining salary and bonus for each of the remaining years (or portions thereof) under the full term of the agreements. The employment agreements also provide that Messrs. Habets, Addy, Solomon and Trembath are entitled to participate in any stock option plan instituted by EarthCare. Messrs. Habets, Addy, Solomon and Trembath are each bound by a noncompetition and nonsolicitation clause for the term of their respective agreements and for one year after termination of employment.

         All the executive officers have orally agreed to waive their change in control provisions following the planned sale of EarthLiquids.

         DIRECTOR COMPENSATION

         We pay our non-employee directors $1,500 for each non-telephonic board meeting attended and from $500 to $1,000 for each telephonic meeting attended. All directors are reimbursed for any expenses incurred in attending board or committee meetings.

         We made the following grants of warrants during 2000 to non-employee directors for their services as directors: Philip Siegel - 25,000 shares at $7.00; Elroy Roelke - 10,000 shares at $7.00; and Brian Rosborough - 10,000 shares at $7.00.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of shares of our common stock as of March 31, 2001 for:

o    Our directors,

o    Our Chief Executive Officer and the Named Executive Officers,

o    Our directors and executive officers as a group, and

o Each person who holds more than a 5% interest in our outstanding common stock.

         Unless otherwise indicated in the footnotes, all of such interests are owned directly, and the indicated person or entity has sole voting power and disposition power.

                                                                  PERCENT
                                            NUMBER OF SHARES     OF COMMON
                                           OF COMMON STOCK         STOCK
                                             BENEFICIALLY       BENEFICIALLY
NAME OF BENEFICIAL OWNER                       OWNED (1)           OWNED
------------------------                      ----------        ------------
Donald F. Moorehead (2)                        7,514,498           31.1%
Raymond M. Cash (3)                            5,143,681           21.3%
Cash Family Limited Partnership (4)            3,599,569           14.9%
Harry M. Habets                                  106,500            0.4%
Philip S. Siegel                                      --             *
William M. Addy                                  109,200            0.5%
Elroy G. Roelke (5)                               47,500            0.2%
Brian Rosborough (6)                              22,500            0.1%
Peter H. Trembath                                  6,500             *
William W. Solomon, Jr                                --             *
Solid Waste Ventures, Inc. (7)                 1,823,281            7.5%
All executive officers, directors and
5% shareholders as a group                    14,773,660           61.1%

* Less than 1%

(1) Includes shares of common stock that may be acquired upon the exercise of stock options or warrants exercisable within 60 days. Each person named above has sole voting and dispositive power with respect to all the shares listed opposite such person's name, unless indicated otherwise. Unless otherwise indicated, each stockholder's address is 14901 Quorum Drive, Suite 200, Dallas, Texas 75240.

(2) Includes 898,000 shares held by Moorehead Property Company Ltd., which is controlled by Mr. Moorehead. Includes 255,000 shares owned by Shelly Moorehead, Mr. Moorehead's wife. Includes 2,007,127 shares that may be issued upon the conversion of 10% Preferred owned by Mr. Moorehead. Includes 216,676 shares that may be issued upon the exercise of options and 340,000 shares that may be issued upon the exercise of warrants.

(3) Includes 1,522,269 shares owned by MR. Cash Trust, a trust controlled by Mr. Cash, and other affiliates related to Mr. Cash. Includes 1,658,750 shares owned by Cash Family Limited Partnership, an affiliated of by Mr. Cash. Includes 407,550 shares owned by Karen Cash, Mr. Cash's wife. Includes 11,000 shares owned by Eric W. Cash, custodian for Courtlyn Cash. Mr. Cash disclaims beneficial ownership of the shares owned by the various trusts affiliated with Mr. Cash. Includes 5,000 shares which may be issued upon the exercise of options and 60,000 shares which may be issued upon the exercise of warrants.

(4)  Includes warrants to purchase 300,000 shares of common stock.

(5) Includes options to purchase 17,500 shares of common stock and warrants to purchase 5,000 shares of common stock.

(6) Includes options to purchase 17,500 shares of common stock and warrants to purchase 5,000 shares of common stock.

(7) Solid Waste Ventures, Inc. is a privately owned company which is an affiliate of Mr. Moorehead. Includes 1,823,281 shares of common stock that may be issued upon the conversion of 10% Preferred.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

         Our Chairman has personally guaranteed the majority of our debt, except for our 10% Debentures and our 12% Debentures. In addition, he has provided collateral with an approximate value of $20,000,000 to our Senior Lenders, has provided collateral with an approximate value of $8,000,000 for our ERMF senior debt and has provided collateral with an approximate value of $10,500,000 for our bridge loans. Our Vice Chairman has personally guaranteed $20,000,000 of our Senior Credit Facility and has provided $10,000,000 as collateral for our Senior Credit Facility. We have not provided any compensation to either individual for their guarantees or collateral.

         On April 11, 2001, we completed a private placement of a $1.5 million bridge loan with Sagemark Capital, an investment fund in which our Chairman is a limited partner. In connection with this loan, we issued a warrant to purchase up to 680,000 shares of our common stock at $0.001 per share. One half of the warrant vested at closing and the second half vests on October 3, 2001, if the loan is not repaid in full by such date.

         On December 4, 2000, we agreed to borrow $3,000,000 pursuant to a new subordinated loan ("ERMF Subordinated Debt") from Donald Moorehead, our Chairman, as part of a related financing transaction. At the same time, our Chairman borrowed $3,000,000 from a private lender. The terms of our subordinated loan are identical to the terms of the loan from the private lender to our Chairman. We used the proceeds from this loan to pay down our Senior Credit Facility. We are obligated to pay interest at the rate of 10.9% per year under this loan until June 13, 2001, after which time we are obligated to pay interest at 24% per year. We are also obligated to pay $150,000 in fees and an additional $218,000 in interest in April 2001. We are also obligated to pay a $150,000 placement fee in April 2001 to a private individual who arranged this loan. Our Chairman has personally guaranteed the loan to the private lender and has provided collateral of approximately $7,000,000 consisting of shares of our 10% mandatory redeemable convertible preferred stock ("10% Preferred").

         On March 31, 2000, we entered into a management agreement with Liberty Waste, a privately owned Florida corporation engaged in the collection, transfer and disposal of NSW in Hillsborough County, Florida and the adjoining counties. We agreed to provide management services such as accounting services, investment banking advisory services, bid and bond advice, municipal contract assistance and advice with commercial banking services. Under the terms of this agreement, we recognized $702,477 in management fee revenue during the year ended December 31, 2000, after eliminating our share of the earnings of Liberty Waste. Liberty Waste was a majority owned subsidiary of Solid Waste Ventures, a privately owned company that also owns NSW collection, transfer and disposal operations in Missouri. Donald Moorehead, Chairman, Chief Executive Officer and a significant stockholder in the Company, has provided subordinated debt financing to Solid Waste Ventures and has personally guaranteed the senior debt of Solid Waste Ventures.

         On July 7, 2000, we acquired a 43% minority interest in Liberty Waste by issuing 356,000 shares of our common stock to the minority stockholders of Liberty Waste. We issued common shares with an aggregate market value of $2,358,464. From July 7, 2000 until December 30, 2000, we recorded our share in the earnings of Liberty Waste and included such amount in other income and expense in our results from continuing operations.

         On December 30, 2000, we acquired the remaining shares of Liberty Waste from Solid Waste Ventures and a minority stockholder by issuing 520,100 shares of our common stock with an aggregate market value of $1,267,952. During the fourth quarter of 2000, Liberty Waste changed its name to ERMF.

         On March 5, 2001, we issued 100,000 shares of our common stock to various individuals in a private placement. The investment-banking firm Sanders Morris Harris acted as placement agent in connection with a $2,500,000 bridge loan ("Sanders Bridge Loan"). If the Sanders Bridge Loan is not repaid by April 30, 2001, we will be obligated to issue 100,000 shares of our common stock for each month that any portion of the Sanders Bridge Loan remains outstanding.

         On December 30, 2000, we advanced $400,000 to Donald Moorehead, our Chairman, which advance was fully repaid on January 4, 2001.

         On December 30, 2000, we issued $5,915,000 of our 10% Preferred to Solid Waste Ventures in exchange for $5,915,000 of subordinated debt owed by ERMF to Solid Waste Ventures. Solid Waste Ventures is a privately owned company that also owns solid waste collection, transfer and landfill operations in Missouri. Donald Moorehead has provided subordinated debt financing to Solid Waste Ventures and is a personal guarantor of Solid Waste Ventures' senior debt.

         On December 4, 2000, we sold $7,000,000 of our 10% Preferred in a private placement to Donald Moorehead. In exchange for the 7,000,000 shares of our 10% Preferred, we received $3,000,000 in cash and 599,807 shares of our common stock, which shares were cancelled. We sold the 10% Preferred for a discount of $2,125,603 and an effective yield of 17.37%. The 10% Preferred is presented at its net value. The unamortized discount is being recognized on the effective interest rate method over the redemption period of the 10% Preferred.

         On October 31, 2000, we sold Allen Tate Commercial Software LLP, our environmental compliance software division, to ISN Software, a private company owned by William Addy, one of our executive officers. We sold the division for an unsecured note of $3,000,000, bearing interest to be paid in kind at 10% per year. Payments on the note are to be made based on 10% of the revenue of ISN Software. To date, no payments have been received on the note. We have agreed to amend the note so that no payments will be due under the note unless ISN Software is sold within two years and the proceeds from the sale of ISN Software exceed $1,500,000. Given the uncertainty surrounding future collectibility of the note, we have provided a full reserve on the note.

         On October 31, 2000, we entered into an information outsourcing agreement with ISN Software, a private company owned by William Addy, an executive officer and Director of EarthCare, whereby we agreed to pay $67,500 per month to cover information services support, office rent and telecommunications charges. In addition, we currently are leasing certain of our employees to ISN Software at our cost for these employees.

         On September 30, 2000, we sold 1,000,000 shares of our common stock for $5,000,000 in cash at $5.00 per share, which represented a 9.3% discount from the closing price on that date, to Donald Moorehead. We used the proceeds from that sale to repay a portion of our Senior Credit Facility in order to meet our Senior Lenders requirement to pay down part of the facility or provide cash collateral.

         Beginning in May 2000 and ending June 30, 2000, we borrowed $1,800,000 from Donald Moorehead in order to finance our general working capital needs. When the loan was repaid on June 30, 2000, we also repaid interest amounting to $13,820.

         On June 30, 2000, we sold 599,807 shares of our common stock for $4,000,000 cash at $6.669 per share, which represented an 8.9% discount from the closing price on that date, to Founders Equity Group in a transaction on behalf of Donald Moorehead. We also paid Founders Equity Group a cash fee of $120,000 for arranging this transaction. We used the proceeds from this sale to repay a loan from Donald Moorehead in the amount of $1,800,000. The remainder of the cash was used for general working capital.

         On February 16, 2000, we completed a $20,000,000 private placement of our 12% Debentures, due March 30, 2008. We placed the 12% Debentures with the following related parties:

o    Donald Moorehead, Chairman and Chief Executive Officer - $7,500,000,

o Moorehead Charitable Remainder Trust, for which Donald Moorehead is the trustee - $1,500,000,

o Cash Family Limited Partnership, an affiliate of Raymond Cash, Vice Chairman - $5,000,000,

o    Founders Equity Group, - $3,000,000,

o    George Moorehead, brother of Donald Moorehead - $2,000,000, and

o An individual investor who has provided collateral for our Senior Credit Facility - $1,000,000

         The 12% Debentures mature March 30, 2008 and accrue interest at 12% per year from the date of the issuance, payable semi-annually on September 30 and March 30. The first interest payment due September 30, 2000 was deferred to March 31, 2001, and in return for such deferral, we issued additional warrants to purchase 400,000 shares of our common stock to the holders of the 12% Debentures. We may pay interest on the 12% Debentures by issuing our common shares. The number of common shares issued is determined by dividing the interest payable by the closing price of our common stock on the day the interest is paid. On March 31, 2001, we issued 3,090,966 shares of EarthCare's common stock at a market value of $1.047 per share for the first interest payment on the 12% Debentures. We used the proceeds from this sale to finance acquisitions and for general working capital.

         We also issued 400,000 warrants with an exercise price of $6.63 on February 16, 2000 as part of the closing of the 12% Debentures. On September 30, 2000, we issued an additional 400,000 warrants in connection with the deferral of the first interest payment on September 30, 2000. We issued the warrants in proportion to the amount of the $20,000,000 placed with the holders. The warrants are exercisable for five years from the date of issue and they contain anti-dilution provisions that may result in a reduction of their exercise price. The current exercise price on these warrants is $3.60 per share. We pay the interest on the 12% Debentures semi-annually on March 30 and September 30 with our common stock valued at the closing price on the day the interest is due. On March 30, 2001, we issued 3,090,966 shares of common stock with a market value of $1.047 per share to the holders of the 12% Debentures in proportion to the amount of the $20,000,000 placed with the holders. Each semi-annual interest payment that is made to holders of the 12% Debentures will result in the issuance of approximately 1.1 shares based on the closing price of $1.047 at March 31, 2001.

         On October 11, 1999, we completed a $15,000,000 private placement of our 10% convertible subordinated debentures ("10% Debentures"), due October 31, 2006. We placed $7,887,000 of our 10% Debentures with the following related parties:

o Donald Moorehead, Chairman and Chief Executive Officer, and his immediate family - $3,537,000,

o    Raymond Cash, Vice Chairman - $2,000,000,

o    George Moorehead, brother of Donald Moorehead - $1,250,000,

o Certain principals of the investment bank, Sanders Morris Harris, and their immediate families - $1,075,000, and

o Founders Equity Group, an investment bank to whom Donald Moorehead provided debt and equity financing - $25,000.

         Interest is payable quarterly at the rate of 10% per year on the 10% Debentures. From the closing through October 2001, interest is payable in kind issuing additional 10% Debentures. For the two years ending October 2003, interest may be paid in cash if permitted by our Senior Lenders, otherwise interest is payable in additional debentures. For the last three years, interest is payable in cash. The holders of the 10% Debentures may convert the 10% Debentures into shares of our common stock at a rate of $3.60 per share. Based on the balance of the 10% Debentures at March 31, 2001, if the holders converted their 10% Debentures, they would receive 4,334,313 shares of our common stock. The conversion price is protected against dilution and may be lowered. We may issue securities to employees or lenders with a sales price or a conversion price of less than $3.60 per share as long as the total of such outstanding securities does not exceed 15% of our outstanding common shares.

PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (A)  CERTAIN DOCUMENTS FILED AS PART OF THE FORM 10-K

     None.

     (B)  REPORTS ON FORM 8-K

         During the year ended December 31, 2000, we filed the following current reports on Form 8-K (unless otherwise noted) and Form 8-K/A:

     o    February 15, 2000 - Announcement of our acquisition of IPC from WFS

     o March 10, 2000 - Announcement of our acquisition of All County Resource Management Corporation

     o March 29, 2000 - Announcement of our preliminary 1999 operating results, our restatement of quarterly financial statements for the first three quarters in 1999, our search for a chief financial officer, our solid waste management fee from ERMF, the resignation of William F. Hulligan and Earl E. DeFrates as directors, and our appointment of William M. Addy and Philip S. Siegel as directors.

     o May 1, 2000 - Audited historical financial statements for IPC and unaudited pro forma financial statements for EarthCare (amendment to 8-K report dated February 15, 2000)

     (C)  EXHIBITS REQUIRED BY ITEM 601 OR REGULATION S-K

 EXHIBIT
 NUMBER                                        DESCRIPTION OF EXHIBITS
 -------                                       -----------------------
    3.1     -  Certificate of Incorporation of the Company dated May 13, 1998 (1)
    3.2     -  Bylaws of the Company (1)
    4.1     -  Article IV of the Company's Certificate of Incorporation (2)
    4.2     -  Article VI of the Company's Certificate of Incorporation (2)
    4.3     -  Preferred stock certificate of designations for 13,000,000 shares (7)
   10.1     -  Stock Purchase Agreement between EarthCare Company and Reifsneider Transportation, Inc.
                 dated February 26, 1999 (3)
   10.2     -  Stock Purchase Agreement between EarthCare Company and Charles Brehm, dated March 31,
                 1999 (2)

   10.3     -  Stock Purchase Agreement between EarthCare Company and National Plumbing & Drain, Inc.,
                 dated April 1, 1999 (2)
   10.4     -  Agreement and Plan of Merger, by and between EarthCare Company and Vince Hills, Michael
                 H. Patton, George Propes, Elizabeth Renee Propes, and David Christopher Propes,
                 dated as of April 5, 1999 (2)
   10.5     -  Asset Purchase Agreement between EarthCare Company and Rooter Plus, Inc., dated May 1,
                 1999 (4)

   10.6     -  Asset Purchase Agreement between EarthCare Company and AllenTate Commercial Software,
                 L.L.P., dated August 1, 1999 (2)
   10.7     -  Stock Purchase Agreement by and between EarthCare Company and Albert DiMaria, James
                 Frederico and Osiris Ramos, dated September 1, 1999 (2)
   10.8     -  Stock Purchase Agreement between EarthCare Company and Food Services Technologies, Inc.,
                 dated November 3, 1999 (2)
   10.9     -  Stock Purchase Agreement between EarthCare Company and John Hulsey, dated November 16,
                 1999 (2)

   10.10    -  Stock Purchase Agreement by and between EarthCare Company and World Fuel Services
                 Corporation, effective as of February 1, 2000 (5)

   10.11    -  Amended and Restated Credit Agreement by and between EarthCare Company, various financial institutions, BankBoston, N.A. and Bank of America, N.A., dated as of
                 February 15, 2000 (2)

   10.12    -  Note Agreement by and between EarthCare Company and Donald Moorehead, Cash Family
                 Limited Partnership, Founders' Equity Group, Thomas P. Hughes and George O.
                 Moorehead, dated February 1, 2000 (2)

   10.13    -  Stock Purchase Agreement by and between EarthCare Company and All County Resource
                 Management Corporation, dated March 10, 2000 (6)

   10.14    -  Management Agreement by and between Liberty Waste, Inc. and EarthCare Company, dated
                 March 31, 2000 (2)

   10.15    -  Form of 10% Convertible Subordinated Debenture Due 2006 (2)

   10.16    -  First Amendment to the Amended and Restated Credit Agreement, dated as of April 14, 2000 among
                 EarthCare Company, various financial institutions, and Bank of America, N.A., as administrative agent (7)

   10.17    -  Second Amendment to the Amended and Restated Credit Agreement, dated as of October 31,
                 2000 among EarthCare Company, various financial institutions, and Bank of America,
                 N.A., as administrative agent (7)

   10.18    -  Third Amendment to the Amended and Restated Credit Agreement, dated as of April 13, 2001 among
                 EarthCare Company, various financial institutions, and Bank of America, N.A., as administrative agent (7)

   10.19    -  Guaranty for Amended and Restated Credit Agreement from Donald. F. Moorehead and Raymond
                 M. Cash, dated February 15, 2000 (7)

   10.20    -  Side letter agreement among EarthCare Company, Donald F. Moorehead and Raymond M. Cash
                 relating to Guaranty for Amended and Restated Credit Agreement, dated November 28,
                 2000 (7)

   10.21    -  Additional Guaranty from Donald Moorehead for Amended and Restated Credit Agreement,
                 dated October 31, 2000 (7)

   10.22    -  Form of Promissory Note dated March 5, 2001 (7)

   10.23    -  Letter Loan Agreement dated March 5, 2001 among EarthCare Company, Inc., EarthCare
                 Resource Management of South Florida, Inc. and EarthCare Acquisition Sub, Inc. (7)

   10.24    -  Guaranty Agreement dated March 5, 2001 from Donald F. Moorehead (7)

   10.25    -  Security Agreement dated March 5, 2001 from EarthCare Resource Management of South
                 Florida, Inc. (7)

   10.26    -  Security Agreement dated March 5, 2001 from EarthCare Acquisition Sub, Inc. (7)

   10.27    -  14.00% Convertible Debenture dated April 3, 2001 by EarthCare Resource Management of
                 Florida, Inc., EarthCare Resource Management of South Florida, Inc. and EarthCare
                 Acquisition Sub, Inc. (7)

   10.28    -  Convertible Loan Agreement dated April 3, 2001 by and between EarthCare Resource
                 Management of Florida, Inc., EarthCare Resource Management of South Florida, Inc.,
                 and EarthCare Acquisition Sub, Inc. as borrowers, EarthCare Company, as parent, and
                 Sagemark Capital, LP, as lender (7)

   10.29    -  Guaranty by Donald F. Moorehead dated as of April 3, 2001 in favor of Sagemark Capital,
                 LP (7)

   10.30    -  Asset Purchase Agreement by and between ISN Software Corporation and EarthCare Company, dated October 31, 2000 (7)

   10.31    -  License Agreement by and between ISN Software Corporation and EarthCare Company, dated
                 October 31, 2000 (7)

   10.32    -  Assumption Agreement by ISN Software Corporation in favor of EarthCare Company, dated
                 October 31, 2000 (7)

   10.33    -  Promissory Note by ISN Software Corporation, dated October 31, 2000 (7)

   10.34    -  Mortgage and Security Agreement dated December 18, 2000 among EarthCare Resource
                 Management of Florida, Inc. and Community Bank of Manatee (7)

   10.35    -  Promissory Notes dated December 22, 2000 from EarthCare Resource Management of Florida,
                 Inc. to Marine Bank (7)

   10.36    -  Commercial Security Agreement dated December 22, 2000 among EarthCare Resource
                 Management of Florida, Inc. and Marine Bank (7)

   10.37    -  Business Loan Agreement dated December 22, 2000 among EarthCare Resource Management of
                 Florida, Inc. and Marine Bank (7)

   10.38    -  First amendment to Guaranty dated April 14, 2000 among Donald Moorehead, Raymond Cash and Bank of America, N.A. (7)

   10.39    -  Agreement and Plan of Reorganization dated July 7, 2000 between EarthCare Company and certain persons relating to EarthCare Resource Management of Florida, Inc. (7)

   10.40    -  Agreement and Plan of Reorganization dated December 30, 2000 between EarthCare Company,
                 James Waters, and Solid Waste Ventures relating to EarthCare Resource Management of
                 Florida, Inc. (7)

   21       -  Subsidiaries of EarthCare Company (7)

   23       -  Consent of PricewaterhouseCoopers LLP (7)

   (1)      -  Incorporated by reference from the Company's Registration Statement on Form 10,
                 Registration No. 00024685, as amended

   (2)      -  Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999

   (3)      -  Incorporated by reference from the Company's Current Report on Form 8-K dated March 1,
                 1999

   (4)      -  Incorporated by reference from the Company's Current Report on Form 8-K filed May 1, 1999

   (5)      -  Incorporated by reference from the Company's Current Report on Form 8-K dated February
                 15, 2000

   (6)      -  Incorporated by reference from the Company's current Report on Form 8-K dated March 10,
                 2000

   (7)      -  Exhibit is included with this filing

         You may request a copy of this Annual Report on Form 10-K or its exhibits by contacting the Chief Financial Officer of EarthCare. This Annual Report on Form 10-K and its exhibits are also available at the website for the Securities and Exchange Commission at www.sec.gov.

     (D)  FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                             EARTHCARE COMPANY

                             By: /s/  William W. Solomon, Jr.
                                 -----------------------------------------------
                                      William W. Solomon, Jr.
                                      Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the date indicated have signed this report.

/s/  Donald F. Moorehead, Jr.         Chairman, Chief Executive Officer                 April 19, 2001
---------------------------------     (Principal Executive Officer) and Director
     Donald F. Moorehead, Jr.

/s/  Raymond M. Cash                  Vice Chairman and Director                        April 19, 2001
---------------------------------
     Raymond M. Cash

/s/  Harry M. Habets                  President, Chief Operating Officer and Director   April 19, 2001
---------------------------------
     Harry M. Habets

/s/  Philip S. Siegel                 Director                                          April 19, 2001
---------------------------------
     Philip S. Siegel

/s/  Brian Rosborough                 Director                                          April 19, 2001
---------------------------------
     Brian Rosborough

/s/  Elroy G. Roelke                  Director                                          April 19, 2001
---------------------------------
     Elroy G. Roelke

/s/  William M. Addy                  Vice President of Marketing, Sales                April 19, 2001
---------------------------------     & Corporate Development, Director
     William M. Addy

/s/  William W. Solomon, Jr.          Vice President and Chief Financial Officer        April 19, 2001
---------------------------------     (Principal Accounting Officer), Director
     William W. Solomon, Jr.

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                        DESCRIPTION OF EXHIBITS
 -------                                       -----------------------
    3.1     -  Certificate of Incorporation of the Company dated May 13, 1998 (1)

    3.2     -  Bylaws of the Company (1)

    4.1     -  Article IV of the Company's Certificate of Incorporation (2)

    4.2     -  Article VI of the Company's Certificate of Incorporation (2)

    4.3     -  Preferred stock certificate of designations for 13,000,000 shares (7)

   10.1     -  Stock Purchase Agreement between EarthCare Company and Reifsneider Transportation, Inc.
                 dated February 26, 1999 (3)

   10.2     -  Stock Purchase Agreement between EarthCare Company and Charles Brehm, dated March 31,
                 1999 (2)

   10.3     -  Stock Purchase Agreement between EarthCare Company and National Plumbing & Drain, Inc.,
                 dated April 1, 1999 (2)

   10.4     -  Agreement and Plan of Merger, by and between EarthCare Company and Vince Hills, Michael
                 H. Patton, George Propes, Elizabeth Renee Propes, and David Christopher Propes,
                 dated as of April 5, 1999 (2)

   10.5     -  Asset Purchase Agreement between EarthCare Company and Rooter Plus, Inc., dated May 1,
                 1999 (4)

   10.6     -  Asset Purchase Agreement between EarthCare Company and AllenTate Commercial Software,
                 L.L.P., dated August 1, 1999 (2)

   10.7     -  Stock Purchase Agreement by and between EarthCare Company and Albert DiMaria, James
                 Frederico and Osiris Ramos, dated September 1, 1999 (2)

   10.8     -  Stock Purchase Agreement between EarthCare Company and Food Services Technologies, Inc.,
                 dated November 3, 1999 (2)

   10.9     -  Stock Purchase Agreement between EarthCare Company and John Hulsey, dated November 16,
                 1999 (2)

   10.10    -  Stock Purchase Agreement by and between EarthCare Company and World Fuel Services
                 Corporation, effective as of February 1, 2000 (5)

   10.11    -  Amended and Restated Credit Agreement by and between EarthCare Company, various financial institutions, BankBoston, N.A. and Bank of America, N.A., dated as of
                 February 15, 2000 (2)

   10.12    -  Note Agreement by and between EarthCare Company and Donald Moorehead, Cash Family
                 Limited Partnership, Founders' Equity Group, Thomas P. Hughes and George O.
                 Moorehead, dated February 1, 2000 (2)

   10.13    -  Stock Purchase Agreement by and between EarthCare Company and All County Resource
                 Management Corporation, dated March 10, 2000 (6)

   10.14    -  Management Agreement by and between Liberty Waste, Inc. and EarthCare Company, dated
                 March 31, 2000 (2)

   10.15    -  Form of 10% Convertible Subordinated Debenture Due 2006 (2)

   10.16    -  First Amendment to the Amended and Restated Credit  Agreement, dated as of
                 April 14, 2000 among EarthCare Company, various financial institutions, and
                 Bank of America, N.A., as administrative agent (7)

   10.17    -  Second Amendment to the Amended and Restated Credit Agreement, dated as of October 31,
                 2000 among EarthCare Company, various financial institutions, and Bank of America,
                 N.A., as administrative agent (7)

   10.18    -  Third Amendment to the Amended and Restated Credit Agreement, dated as of April 13,
                 2001 among EarthCare Company, various financial institutions, and Bank of
                 America, N.A., as administrative agent (7)

   10.19    -  Guaranty for Amended and Restated Credit Agreement from Donald. F. Moorehead and Raymond
                 M. Cash, dated February 15, 2000 (7)

   10.20    -  Side letter agreement among EarthCare Company, Donald F. Moorehead and Raymond M. Cash
                 relating to Guaranty for Amended and Restated Credit Agreement, dated November 28,
                 2000 (7)

   10.21    -  Additional Guaranty from Donald Moorehead for Amended and Restated Credit Agreement,
                 dated October 31, 2000 (7)

   10.22    -  Form of Promissory Note dated March 5, 2001 (7)

   10.23    -  Letter Loan Agreement dated March 5, 2001 among EarthCare Company, Inc., EarthCare
                 Resource Management of South Florida, Inc. and EarthCare Acquisition Sub, Inc. (7)

   10.24    -  Guaranty Agreement dated March 5, 2001 from Donald F. Moorehead (7)

   10.25    -  Security Agreement dated March 5, 2001 from EarthCare Resource Management of South
                 Florida, Inc. (7)

   10.26    -  Security Agreement dated March 5, 2001 from EarthCare Acquisition Sub, Inc. (7)

   10.27    -  14.00% Convertible Debenture dated April 3, 2001 by EarthCare Resource Management of
                 Florida, Inc., EarthCare Resource Management of South Florida, Inc. and EarthCare
                 Acquisition Sub, Inc. (7)

   10.28    -  Convertible Loan Agreement dated April 3, 2001 by and between EarthCare Resource
                 Management of Florida, Inc., EarthCare Resource Management of South Florida, Inc.,
                 and EarthCare Acquisition Sub, Inc. as borrowers, EarthCare Company, as parent, and
                 Sagemark Capital, LP, as lender (7)

   10.29    -  Guaranty by Donald F. Moorehead dated as of April 3, 2001 in favor of Sagemark Capital,
                 LP (7)


   10.30    -  Asset Purchase Agreement by and between ISN Software Corporation and EarthCare Company, dated October 31, 2000 (7)

   10.31    -  License Agreement by and between ISN Software Corporation and EarthCare Company, dated
                 October 31, 2000 (7)

   10.32    -  Assumption Agreement by ISN Software Corporation in favor of EarthCare Company, dated
                 October 31, 2000 (7)

   10.33    -  Promissory Note by ISN Software Corporation, dated October 31, 2000 (7)

   10.34    -  Mortgage and Security Agreement dated December 18, 2000 among EarthCare Resource
                 Management of Florida, Inc. and Community Bank of Manatee (7)

   10.35    -  Promissory Notes dated December 22, 2000 from EarthCare Resource Management of Florida,
                 Inc. to Marine Bank (7)

   10.36    -  Commercial Security Agreement dated December 22, 2000 among EarthCare Resource
                 Management of Florida, Inc. and Marine Bank (7)

   10.37    -  Business Loan Agreement dated December 22, 2000 among EarthCare Resource Management of
                 Florida, Inc. and Marine Bank (7)

   10.38    -  First amendment to Guaranty dated April 14, 2000 among Donald Moorehead, Raymond Cash and Bank of America, N.A. (7)

   10.39    -  Agreement and Plan of Reorganization dated July 7, 2000 between EarthCare Company and certain persons relating to EarthCare Resource Management of Florida, Inc. (7)

   10.40    -  Agreement and Plan of Reorganization dated December 30, 2000 between EarthCare Company,
                 James Waters, and Solid Waste Ventures relating to EarthCare Resource Management of
                 Florida, Inc. (7)

   21       -  Subsidiaries of EarthCare Company (7)

   23       -  Consent of PricewaterhouseCoopers LLP (7)

   (1)      -  Incorporated by reference from the Company's Registration Statement on Form 10,
                 Registration No. 00024685, as amended

   (2)      -  Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999

   (3)      -  Incorporated by reference from the Company's Current Report on Form 8-K dated March 1,
                 1999


   (4)      -  Incorporated by reference from the Company's Current Report on Form 8-K filed May 1, 1999

   (5)      -  Incorporated by reference from the Company's Current Report on Form 8-K dated February
                 15, 2000

   (6)      -  Incorporated by reference from the Company's current Report on Form 8-K dated March 10,
                 2000

   (7)      -  Exhibit is included with this filing

         You may request a copy of this Annual Report on Form 10-K or its exhibits by contacting the Chief Financial Officer of EarthCare. This Annual Report on Form 10-K and its exhibits are also available at the website for the Securities and Exchange Commission at www.sec.gov.

     (D  FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X

         None.