Form 10-Q
period 2001-03-31
EARTHCARE CO
filed 2001-05-15
CIK 1057489

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

                  For the quarterly period ended March 31, 2001

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of outstanding shares of the registrant's common stock, par value $.0001 per share, was 17,861,080 on May 14, 2001.

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

                                EARTHCARE COMPANY

                                INDEX TO CONTENTS




DESCRIPTION OF CONTENTS                                                                     PAGE NUMBER
-----------------------                                                                     -----------


Introduction............................................................................        3

PART I - Financial Information

Item 1 - Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets at March 31, 2001
         (unaudited) and December 31, 2000..............................................        6
     Condensed Consolidated Statements of Operations for the
         Three Months ended March 31, 2001 and 2000 (unaudited).........................        7
     Condensed Consolidated Statements of Cash Flows for the
         Three Months ended March 31, 2001 and 2000 (unaudited).........................        8
     Notes to Condensed Consolidated Financial Statements (unaudited)...................        9

Item 2 - Management's Discussion and Analysis of Financial Condition and
     Results of Operations..............................................................       20

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....................       27

PART II - Other Information

Item 1 - Legal Proceedings..............................................................       29

Item 2 - Changes in Securities..........................................................       29

Item 3 - Defaults Upon Senior Securities................................................       29

Item 4 - Submission of Matters to a Vote of Security Holders............................       30

Item 5 - Other Information..............................................................       30

Item 6 - Exhibits and Reports on Form 8-K...............................................       39

Signature...............................................................................       39


                                    FORM 10-Q

                                  INTRODUCTION


BUSINESS

         EarthCare Company ("EarthCare" or the "Company") is a publicly traded company whose common stock is currently traded on the Nasdaq National Market under the symbol "ECCO". EarthCare and its subsidiaries are engaged in three non-hazardous waste divisions. Our EarthCare Solid Waste division provides collection, transfer and disposal of non-hazardous solid waste ("NSW") in Hillsborough County, Florida, the adjoining counties and Palm Beach County, Florida. Our EarthAmerica division provides non-hazardous liquid waste ("NLW") collection, processing, treatment, disposal, bulk transportation, pumping, plumbing and maintenance services from its operating locations in New York, New Jersey, Pennsylvania, Florida, Georgia and Texas. Our EarthLiquids division provides NLW used oil and oily wastewater recovery and treatment services in Florida, Delaware, Louisiana, New Jersey and Pennsylvania. EarthLiquids also sells refined oil derived from used oil and oily wastewater.

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

         As of December 31, 2000, we were not in compliance with certain financial covenants under our senior credit facility, including the monthly EBITDA requirement. We began exploring certain financing and strategic alternatives for our EarthAmerica and EarthLiquids divisions. On April 12, 2001, our Board of Directors approved a plan to sell both divisions. We are currently negotiating the sale of each division to two different strategic buyers, and we expect to complete the sale, subject to normal terms and conditions, of EarthAmerica by the end of the second quarter of 2001 and of EarthLiquids during the third quarter of 2001. Although we believe that these transactions will be completed, we cannot provide any assurance that these transactions will be completed or that they will be completed at favorable terms.

         On April 16, 2001, we entered into a third amendment (the "Third Amendment") to our credit agreement (the "Senior Credit Facility"). Pursuant to the Third Amendment, our lenders waived our lack of compliance with certain financial covenants, including (i) the monthly EBITDA (earnings before interest, taxes, depreciation and amortization) requirement; and (ii) the requirement that our Chairman provide all of his required $25.0 million collateral by December 31, 2000 pursuant to the terms of certain guaranty agreements. In addition, the Third Amendment required that we sell (x) our EarthAmerica division by April 30, 2001 and (y) our EarthLiquids division by May 31, 2001. If we have not sold our EarthLiquids division by May 31, 2001, the Third Amendment requires us to hire a financial advisor to assist us with an orderly sale of this division. The Third Amendment also requires that any net proceeds from the sale of our EarthAmerica and EarthLiquids divisions, expected to be approximately $54.0 million in the aggregate, be used to pay down the outstanding balance of our Senior Credit Facility ($50.3 million as of May 11, 2001).

         We were not able to complete the sale of our EarthAmerica division by April 30, 2001. We are currently finalizing the purchase price and the acquisition agreement with a strategic buyer, and we expect to complete the sale of our EarthAmerica division during the second quarter. In addition, we are currently negotiating the sale of our EarthLiquids division with another strategic buyer. However, it is not likely that we will be able to complete the sale of our EarthLiquids division by May 31, 2001. In addition, for the quarter ended March 31, 2001, our historical EBITDA from all of our operations, excluding EarthCare Solid Waste, amounted to approximately $1,250,000, which was below the required level of $1,500,000.

         As of May 15, 2001, Donald Moorehead, our Chairman and Chief Executive Officer, was in the process of finalizing the collateral required to be provided by him on or before May 15, 2001. As a result of all of the above, we were not in compliance with certain covenants in our Senior Credit Facility.

         As of April 30, 2001, we entered into a letter agreement with our Senior Lenders that provides we may continue to borrow and repay amounts under our Senior Credit Facility until our Senior Lenders notify us otherwise. As part of this letter agreement, we acknowledged that we were not in compliance with certain covenants, specifically: (i) we had not completed the sale of our EarthAmerica division by April 30, 2001; (ii) we did not comply with the required minimum EBITDA levels for the quarter ended March 31, 2001; and (iii) our Chairman and Chief Executive Officer, Donald Moorehead, had not completed the delivery of the required $25.0 million in collateral. As a result of our non-compliance with these covenants, we are currently in default under our Senior Credit Facility. We are in the process of negotiating a waiver and amendment to our Senior Credit Facility and expect to have such waiver and amendment completed by June 30, 2001.

         As a result of our being in default under our Senior Credit Facility, we are also in default under the agreements governing the 10% Debentures, the 12% Debentures, the Sanders Bridge Loan and the Sagemark Loan. These agreements provide for a period of time to cure our default under the Senior Credit Facility before these debt holders may take action, including declaring the principal balance there under immediately due and payable. We have given notice to the holders of these debt securities of our default under the Senior Credit Facility. The holders of the 10% and 12% Debentures have up to 90 days before the holders may take any action if we have not cured our Senior Credit Facility default. Sagemark Capital has 15 days to notify us if they intend to take action. The Sanders Bridge Loan agreement provides that the holders must be notified of a default, but the agreement does not provide any time period for action. Although we expect to enter into a waiver and amendment to our Senior Credit Facility under terms that are satisfactory to EarthCare by June 30, 2001, we can provide no assurance that we will enter into a waiver and amendment by that date or a later date. In addition, we can provide no assurance that the holders of the 10% Debentures, the 12% Debentures, the Sanders Bridge Loan and the Sagemark Capital loan will not exercise their rights and demand accelerated payment once the respective periods of time for action on their behalf have elapsed.

         As a result of our non compliance with certain covenants in the Senior Credit Facility and because we expect to repay our Senior Credit Facility by the third quarter of 2001 following the sale of the EarthAmerica and EarthLiquids divisions, we have included the entire outstanding balance in our Senior Credit Facility as current indebtedness. Since we have 90 days to cure our default under the Senior Credit Facility and since we expect to complete a waiver and amendment to the Senior Credit Facility by June 30, 2001, we continue to report the 10% Debentures and 12% Debentures as long-term liabilities.

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

         We have received a notice from the Nasdaq National Market that our common stock may be delisted because, among other reasons, our common stock has not traded above the minimum $5 bid price, does not have a current market capitalization exceeding $35 million, and has not had a market value for shares held by non-affiliates exceeding $15 million. On May 3, 2001, we participated in a hearing with the Nasdaq Listing Qualification Panel during which we presented our strategic business plan and demonstrated how we believe the execution of our plan would lead to compliance with Nasdaq's Small Cap requirements during 2001. In addition, we acknowledged that we do not currently meet the Nasdaq National Market or Nasdaq Small Cap criteria for continued listing, but we requested that Nasdaq grant us the opportunity to transfer our listing to Nasdaq's Small Cap market. The panel indicated that their decision would be forthcoming by June 3, 2001.

         We are not able to give any assurance that we will continue to be listed on the Nasdaq National Market after the hearing. We have applied for listing with Nasdaq's Small Cap Market; however, our common stock does not currently satisfy the Nasdaq Small Cap listing requirements. As a result, there can be no assurance that the Nasdaq Small Cap Market will accept our common stock listing application or that we will be listed on any exchange or be able to develop or maintain any market for our shares.

         Our independent accountants have expressed substantial doubt about EarthCare's ability to continue as a going concern. We believe that EarthCare is a going concern. We believe that we have implemented a plan that will allow EarthCare to continue as a going concern focused on the solid waste industry. Our plans to improve the cash flow from operations and reduce our debt level are discussed herein and include the steps shown below:

o Reducing the operating expenses (in addition to personnel reductions that have occurred in the fourth quarter of 2000) including the integration of certain management and administrative functions,

o    Managing working capital to improve cash flow from operating activities,

o    Selling the EarthAmerica and EarthLiquids divisions,

o    Refinancing certain existing debt, and

o    Raising additional debt and equity capital.

PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               EARTHCARE COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            March 31,           December 31,
                                                                              2001                 2000
                                                                         -------------         -------------
                                                                          (Unaudited)
                                     ASSETS

Current assets:
     Cash and cash equivalents                                           $   1,406,842         $   1,784,361
     Accounts receivable, net of allowance for doubtful
        accounts of $648,000 and $610,000, respectively                      3,455,704             2,450,983
     Prepaid expenses and other current assets                               1,592,475               734,866
     Net assets of discontinued operations                                  53,517,492            56,801,400
                                                                         -------------         -------------
        Total current assets                                                59,972,513            61,771,610

Property, plant and equipment, net                                          16,025,667            15,472,481
Intangible assets, net                                                       7,204,631             7,311,210
Other long-term assets                                                       5,968,716             4,050,065
                                                                         -------------         -------------
           Total assets                                                  $  89,171,527         $  88,605,366
                                                                         =============         =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                    $   2,650,953         $   2,099,158
     Accrued liabilities                                                    18,370,955            15,972,512
     Current portion of long-term debt                                      63,380,688            63,177,353
                                                                         -------------         -------------
        Total current liabilities                                           84,402,596            81,249,023

Long-term debt                                                              39,451,863            38,965,666
Commitments and contingencies
Mandatory redeemable convertible preferred stock                            10,837,824            10,800,248

Stockholders' equity (deficit):
     Preferred stock, $.0001 par value; 30,000,000 shares
        authorized, none issued                                                     --                    --
     Common stock, $.0001 par value; 70,000,000 shares
        authorized, 14,670,114 and 14,569,348 shares
        issued, respectively                                                     1,467                 1,457
     Additional paid-in capital                                             60,120,613            60,013,157
     Accumulated deficit                                                  (105,642,836)         (102,424,185)
                                                                         -------------         -------------
        Total stockholders' equity (deficit)                               (45,520,756)          (42,409,571)
                                                                         -------------         -------------
           Total liabilities and stockholders' equity (deficit)          $  89,171,527         $  88,605,366
                                                                         =============         =============


     See accompanying notes to condensed consolidated financial statements.

                                EARTHCARE COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          Three months ended March 31,
                                                                   2001                 2000                 2000
                                                               ------------         ------------         ------------
                                                                Historical            Pro Forma           Historical
Revenues                                                       $  5,614,588         $  4,101,618         $    280,000
Expenses:
     Cost of operations                                           3,680,887            2,977,062                   --
     Selling, general and administrative                          1,860,914            1,394,767            1,102,460
     Depreciation and amortization                                  532,749              312,250               55,377
                                                               ------------         ------------         ------------
         Operating expenses                                       6,074,550            4,684,079            1,157,837
                                                               ------------         ------------         ------------
Operating loss                                                     (459,962)            (582,461)            (877,837)

Interest expense                                                  1,329,721              393,295              170,795
                                                               ------------         ------------         ------------
Net loss before income tax provision (benefit)                   (1,789,683)            (975,756)          (1,048,632)
Income tax provision (benefit)                                           --                   --                   --
                                                               ------------         ------------         ------------
Loss from continuing operations                                  (1,789,683)            (975,756)          (1,048,632)

Discontinued operations:
     Income (loss) from discontinued operations:
         EarthAmerica                                            (1,814,039)            (363,175)            (363,175)
         EarthLiquids                                               422,719              114,121              114,121
         Allen Tate                                                      --             (560,892)            (560,892)
                                                               ------------         ------------         ------------
            Loss from discontinued operations                    (1,391,320)            (809,946)            (809,946)
                                                               ------------         ------------         ------------
Net loss                                                         (3,181,003)          (1,785,702)          (1,858,578)
Dividends and accretion of discount on 10% Preferred                (37,646)                  --                   --
                                                               ------------         ------------         ------------
Net loss available to common stockholders                      $ (3,218,649)        $ (1,785,702)        $ (1,858,578)
                                                               ============         ============         ============
Net loss per share - basic and diluted:
     Continuing operations                                     $      (0.12)        $      (0.07)        $      (0.09)
     Discontinued operations                                          (0.10)               (0.06)               (0.07)
     Dividends, accretion of discount on preferred                       --                   --                   --
                                                               ------------         ------------         ------------
         Net loss                                              $      (0.22)        $      (0.12)        $      (0.16)
                                                               ============         ============         ============
Weighted average number of common shares                         14,571,078           14,571,078           11,608,473



     See accompanying notes to condensed consolidated financial statements.

                                EARTHCARE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Three months ended March 31,
                                                                        ---------------------------------
                                                                           2001                  2000
                                                                        ------------         ------------
                                                                        (Unaudited)
Cash flows from operating activities:
     Net loss                                                           $ (3,181,003)        $ (1,858,578)
     Adjustments to reconcile loss to net cash
         provided (used) in operating activities:
         Depreciation and amortization                                       532,749               55,377
         Non cash interest expense                                         1,988,655              816,848
         Changes in assets and liabilities,
            excluding effects of acquired businesses:
            Accounts receivable                                           (1,004,721)            (261,884)
            Other current assets                                            (857,609)             (96,233)
            Other assets                                                  (1,114,183)          (2,399,134)
            Accounts payable                                                 551,795              224,984
            Accrued expenses and other, net                                1,231,649              252,729
         Net change from discontinued operations                           2,572,446           (1,119,319)
                                                                        ------------         ------------
     Net cash provided (used) in operating activities                        719,778           (4,385,210)
                                                                        ------------         ------------

Cash flows from investing activities:
     Capital expenditures                                                   (255,585)                  --
     Business acquisitions                                                  (477,964)                  --
     Issuance of notes receivable                                         (1,055,000)            (814,025)
     Collection of notes receivable                                          400,000               15,487
     Net change from discontinued operations                                  10,655          (38,918,228)
                                                                        ------------         ------------
     Net cash used in investing activities                                (1,377,894)         (39,716,766)
                                                                        ------------         ------------

Cash flows from financing activities:
     Borrowings under Senior Credit Facility and other debt                  825,964           26,700,000
     Payments on Senior Credit Facility and other debt                    (2,960,367)          (2,020,941)
     Proceeds from issuance of 10% Debentures                                     --            1,037,500
     Proceeds from issuance of 12% Debentures                                     --           20,000,000
     Proceeds from issuance of bridge loans                                2,500,000                   --
     Payment of debt issue costs                                             (85,000)          (1,468,375)
                                                                        ------------         ------------
     Net cash provided (used) by financing activities                        280,597           44,248,184
                                                                        ------------         ------------
Net increase (decrease) in cash and cash equivalents                        (377,519)             146,208
Cash and cash equivalents, beginning of period                             1,784,361              281,995
                                                                        ------------         ------------
Cash and cash equivalents, end of period                                $  1,406,842         $    428,203
                                                                        ============         ============
Supplemental cash flow information:
     Cash paid for interest                                             $  1,606,573         $    777,026
                                                                        ============         ============



     See accompanying notes to condensed consolidated financial statements.

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


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

         We have restated the consolidated financial statements for the three months ended March 31, 2001 and 2000 to reflect the discontinued operations of our EarthAmerica, EarthLiquids and Allen Tate divisions. Our discontinued operations are discussed further in Note 3.

         CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements comprise the accounts of EarthCare and its wholly owned subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation.

         RECLASSIFICATIONS

         We have reclassified certain amounts in the balance sheet at December 31, 2000 and the statements of operations for the three months ended March 31, 2000, none of which affect the net loss for those periods, in order to be consistent with the presentation of the March 31, 2001 financial statements.

2.       RECENT DEVELOPMENTS

         On April 16, 2001, we entered into the Third Amendment to our Senior Credit Facility. Pursuant to the Third Amendment, our lenders waived our lack of compliance with certain financial covenants, including (i) the monthly EBITDA requirement; and (ii) the requirement that our Chairman provide the remainder of his required $25.0 million of collateral by December 31, 2000 pursuant to the terms of certain guaranty agreements. In addition, the Third Amendment requires us to sell both (x) our EarthAmerica division by April 30, 2001 and (y) our EarthLiquids division by May 31, 2001. If we have not sold our EarthLiquids division by May 31, 2001, the Third Amendment requires us to hire a financial advisor to assist us with an orderly sale of this division. The Third Amendment also requires that any net proceeds from the sale of our EarthAmerica and EarthLiquids divisions, expected to be approximately $54.0 million in the aggregate, be used to pay down the outstanding balance of our Senior Credit Facility ($50.3 million as of May 11, 2001).

         As discussed more fully in Note 6, we were not in compliance with certain covenants under our Senior Credit Facility as of March 31, 2001 and May 15, 2001. We have entered into a letter agreement with our Senior Lenders that allows us to continue to borrow and repay amounts under the Senior Credit Facility. We are in the process of negotiating a waiver of non-compliance and amendment with our Senior Lenders.

3.       DISCONTINUED OPERATIONS

         On April 12, 2001, our Board of Directors approved a plan to sell our EarthAmerica and our EarthLiquids divisions. We are currently negotiating to sell our EarthAmerica and our EarthLiquids

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                            (Unaudited and continued)


divisions to two strategic buyers and we expect to complete the sale, subject to normal terms and conditions, of EarthAmerica by the end of the second quarter of 2001 and of EarthLiquids during the third quarter of 2001. If we are unable to sell these two divisions to the two strategic buyers, we will pursue other buyers for these divisions, as required by our Senior Lenders. We have reported the net assets of these two divisions in our condensed consolidated balance sheets as "net assets of discontinued operations." We have reported the operating results of our EarthAmerica, EarthLiquids and Allen Tate divisions in our condensed consolidated statement of operations as "net income (loss) from discontinued operations."

         We have presented below a summary of the operating results from the discontinued operations for the three-month periods ended March 31, 2001 and 2000:

                                                               Three months ended March 31,
                                                            ---------------------------------
                                                                2001                 2000
                                                            ------------         ------------
EarthAmerica:
    Net sales                                               $ 10,181,519         $ 11,987,706
    Cost of operations                                         6,989,937            7,836,743
    Selling, general and administrative expense                2,770,971            3,056,275
    Depreciation and amortization expense                        898,302              667,493
                                                            ------------         ------------
    Operating income (loss)                                     (477,691)             427,195
    Interest and other expense                                 1,336,348              790,370
                                                            ------------         ------------
    Income (loss) from discontinued operations              $ (1,814,039)        $   (363,175)
                                                            ============         ============
EarthLiquids:
    Net sales                                               $ 10,683,791         $  7,749,789
    Cost of operations                                         6,982,684            5,109,639
    Selling, general and administrative expense                1,568,660            1,418,929
    Depreciation and amortization expense                        740,470              356,579
                                                            ------------         ------------
    Operating income                                           1,391,977              864,642
    Interest and other expense                                   969,258              750,521
                                                            ------------         ------------
    Income from discontinued operations                     $    422,719         $    114,121
                                                            ============         ============
Allen Tate:
    Net sales                                                                    $     67,680
    Cost of operations                                                                     --
    Selling, general and administrative expense                                       521,854
    Depreciation and amortization expense                                              82,466
    Provision for impairment of assets                                                     --
                                                                                 ------------
    Operating loss                                                                   (536,640)
    Interest and other expense                                                         24,252
                                                                                 ------------
    Loss from discontinued operations                                            $   (560,892)
                                                                                 ============
Total:
    Net sales                                               $ 20,865,310         $ 19,805,175
    Cost of operations                                        13,972,621           12,946,382
    Selling, general and administrative expense                4,339,631            4,997,058
    Depreciation and amortization expense                      1,638,772            1,106,538
                                                            ------------         ------------
    Operating income                                             914,286              755,197
    Interest and other expense                                 2,305,606            1,565,143
                                                            ------------         ------------
    Loss from discontinued operations                       $ (1,391,320)        $   (809,946)
                                                            ============         ============

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                            (Unaudited and continued)


         We have presented below a summary of the net assets of the discontinued operations as of March 31, 2001 and December 31, 2000:

                                                              March 31, 2001      December 31, 2000
                                                              --------------      -----------------
Accounts receivable                                            $ 11,405,037         $ 11,654,143
Prepaid expenses and other current assets                         2,207,707            2,363,465
Property, plant and equipment, net                               52,036,843           54,461,874
Intangible assets, net                                           56,088,305           56,730,800
Other assets                                                         48,894               47,908
Accounts payable                                                 (5,823,094)          (5,766,653)
Accrued liabilities                                              (3,612,496)          (3,856,433)
Estimated loss on the planned sale of EarthAmerica              (30,453,044)         (30,453,044)
  - excludes $1,590,000 of liabilities that were
    included in the estimated loss on sale of
    EarthAmerica and are reflected as current
    liabilities on the balance sheets

Estimated loss on the planned sale of EarthLiquids              (28,380,660)         (28,380,660)
                                                               ------------         ------------
Net assets of discontinued operations                          $ 53,517,492         $ 56,801,400
                                                               ============         ============


4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies we have followed to prepare the condensed consolidated financial statements are consistent with the accounting policies described in the Company's notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         INTERIM FINANCIAL INFORMATION

         The accompanying interim financial statements and information are unaudited. We have omitted or condensed certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, although we believe that the disclosures included herein are adequate to make the information presented not misleading. You should read these interim financial statements in conjunction with the Company's consolidated financial statements for the year ended December 31, 2000. We have included in the interim financial statements all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, its results of operations and its cash flows. We do not believe that the operating results for any particular interim period are necessarily indicative of the operating results for a full year.

         We derived the financial information as of December 31, 2000 from our audited financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         INCOME (LOSS) PER SHARE AND WEIGHTED SHARES

         We have not presented separate basic and diluted net loss per share information because the incremental shares used to determine net loss per share would be anti-dilutive. There is no difference between the basic and diluted weighted average shares for the periods presented. For the quarters ended March 31, 2001 and 2000, we excluded the following potentially dilutive common stock equivalents from our calculations of diluted shares:

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                            (Unaudited and continued)

                                                                  March 31,
                                                       ----------------------------
                                                          2001              2000
                                                       ----------        ----------
Common stock equivalents:

     Stock options and warrants                         2,454,798         3,288,631
     Contingently issuable shares                         200,428           460,271
     Shares issuable upon conversion of:
         10% Debentures                                 4,752,352         1,304,348
         10% Preferred                                 12,335,244                --
         Sagemark Loan                                  1,432,665                --
     Shares issuable
         to pay interest on 12% Debentures              3,090,966                --
                                                       ----------        ----------
                                                       24,266,453         5,053,250
                                                       ==========        ==========


         PRO FORMA STATEMENT OF OPERATIONS

         In order to facilitate a comparison of our results from our continuing solid waste operations for the quarter ended March 31, 2001, we have included an unaudited pro forma statement of operations for our continuing solid waste operations for the quarter ended March 31, 2000. The pro forma statement of operations for the quarter ended March 31, 2000 included the historical results of operations of EarthCare Resource Management of Florida, Inc. ("ERMF"), our wholly owned solid waste subsidiary in Florida, which is a part of our EarthCare Solid Waste division, and our corporate office. In addition, we have included adjustments for the following items as if we had acquired ERMF on January 1, 2000:

     o Amortization of goodwill from our preliminary purchase price allocation and

     o    Elimination of the management fee from ERMF to EarthCare.

5.       ACQUISITIONS

         On April 2, 2001, we acquired the equipment and intangible assets of Palm Carting, Inc., an NSW collection company located in Palm Beach County, Florida for $350,000 in cash and future consideration of up to $250,000 to be paid in shares of our common stock if certain revenue targets are met, with the number of shares based upon the closing price on the dates of measurement. Had we acquired this collection operation on January 1, 2001 or 2000, our pro forma results of operations would not have been significantly different from the results of operations disclosed herein.

         On March 5, 2001, we entered into an agreement to acquire all of the outstanding shares of LandComp Corporation ("LandComp"). LandComp owns and operates a solid waste landfill in LaSalle County, Illinois. As an inducement to enter into this acquisition, we loaned LandComp $1,055,000 and also agreed to a series of option payments that give EarthCare the right to complete this acquisition by the end of August 2001. At the closing of this acquisition, we expect to issue approximately 3,500,000 shares of our common stock. The completion of this acquisition is subject to normal terms and conditions, including EarthCare obtaining a letter of credit of $5.3 million as stand-by financing for an existing industrial revenue bond and EarthCare obtaining a $2.75 million closure post-closure bond required by the State of Illinois. EarthCare expects to complete this acquisition during the third quarter of 2001 after the sale of the EarthAmerica and EarthLiquids divisions.

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                            (Unaudited and continued)

6.       DEBT

         As of March 31, 2001 and December 31, 2000, our debt consisted of the following:

                                              March 31,         December 31,
                                                2001                2000
                                            ------------        ------------
Senior Credit Facility                      $ 50,100,000        $ 52,000,000
ERMF Senior Debt                               7,780,688           7,817,693
ERMF Bridge Loans                              2,500,000                  --
ERMF Subordinated Debt                         3,000,000           3,000,000
12% Debentures                                20,000,000          20,000,000
10% Debentures                                17,108,466          16,696,765
ERMF Notes payable and other debt              2,343,397           2,628,561
                                            ------------        ------------
Total debt                                   102,832,551         102,143,019
Less current portion                          63,380,688          63,177,353
                                            ------------        ------------
Long-term debt                              $ 39,451,863        $ 38,965,666
                                            ============        ============


         Senior Credit Facility

         Our Senior Credit Facility currently provides that, as of May 15, 2001, we may borrow up to $51,100,000 at prime (8.0%) plus 1 1/2%. The prime rate was
9.5 % at December 31, 2000 and was 8.0% as of May 15, 2001. The prime rate is based on the published rate of Bank of America N.A. On April 16, 2001, we entered into the Third Amendment to our Senior Credit Facility, with our Senior Lenders, Bank of America N.A. and Fleet Bank N.A, due to non-compliance with certain covenants as of December 31, 2000. The key terms of this amendment include the following:

     o Until we sell our EarthAmerica division, we must maintain a monthly EBITDA level of $500,000, excluding the operating results of ERMF but including the results of our discontinued operations. This requirement is reduced to $375,000 after the planned sale of the EarthAmerica division. EBITDA is defined as earnings before interest, taxes, depreciation and amortization.

     o We must remit the proceeds from any asset sale, including the sale of our EarthAmerica and EarthLiquids divisions, directly to our Senior Lenders.

     o We issued warrants to purchase 75,000 shares of our common stock at an exercise price of $3.60 to each of our Senior Lenders.

         As part of our Third Amendment, we agreed with our Senior Lenders to sell our EarthAmerica division by April 30, 2001 and our EarthLiquids division by May 31, 2001. If we have not sold the EarthLiquids division by May 31, 2001, we will be required to hire a financial advisor acceptable to our Senior Lenders to assist us with the sale of that division. Any net proceeds from the sale of either division, less $1.5 million for the sale of EarthAmerica and $2.0 million for the sale of EarthLiquids, must be used to pay down our Senior Credit Facility.

         We were not able to complete the sale of our EarthAmerica division by April 30, 2001 as required by the Third Amendment. We are currently finalizing the purchase price and the acquisition agreement with a strategic buyer and we expect to complete the sale of our EarthAmerica division during the second quarter. In addition, we are currently negotiating the sale of our EarthLiquids division with another strategic buyer. However, it is not likely that we will be able to complete the sale of our EarthLiquids division by May 31, 2001. For the quarter ended March 31, 2001, our historical EBITDA from all of our operations, excluding ERMF, amounted to approximately $1,250,000, which was below the required level of $1,500,000. In addition, as of May 15, 2001, Donald Moorehead, our Chairman and Chief Executive

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                            (Unaudited and continued)


Officer, was in the process of finalizing the agreements regarding the $25.0 million collateral required to be provided by him on or before May 15, 2001. As a result of all of the above, we were not in compliance with certain covenants in our Senior Credit Facility.

         As of April 30, 2001, we entered into a letter agreement with our Senior Lenders that provides we may continue to borrow and repay amounts under our Senior Credit Facility until our Senior Lenders notify us otherwise. As part of this letter agreement, we acknowledged that we were not in compliance with certain covenants, specifically: (i) we had not completed the sale of our EarthAmerica division by April 30, 2001; (ii) we did not comply with the required minimum EBITDA levels for the quarter ended March 31, 2001; and (iii) our Chairman and Chief Executive Officer, Donald Moorehead, had not completed the delivery of the required $25.0 million in collateral. As a result of our non-compliance with these covenants, we are currently in default under our Senior Credit Facility. We are in the process of negotiating a waiver and amendment to our Senior Credit Facility and expect to have such waiver and amendment completed by June 30, 2001.

         As a result of our being in default under our Senior Credit Facility, we are also in default under the agreements governing the 10% Debentures, the 12% Debentures, the Sanders Bridge Loan and the Sagemark Loan. These agreements provide for a period of time to cure our default under the Senior Credit Facility before these debt holders may take action, including declaring the principal balance there under immediately due and payable. We have given notice to the holders of these debt securities of our default under the Senior Credit Facility. The holders of the 10% and 12% Debentures have up to 90 days before the holders may take any action if we have not cured our Senior Credit Facility default. Sagemark Capital has 15 days to notify us if they intend to take action. The Sanders Bridge Loan agreement provides that the holders must be notified of a default, but the agreement does not provide any time period for action. Although we expect to enter into a waiver and amendment to our Senior Credit Facility under terms that are satisfactory to EarthCare by June 30, 2001, we can provide no assurance that we will enter into a waiver and amendment by that date or a later date. In addition, we can provide no assurance that the holders of the 10% Debentures, the 12% Debentures, the Sanders Bridge Loan and the Sagemark Capital loan will not exercise their rights and demand accelerated payment once the respective periods of time for action on their behalf have elapsed.

         As a result of our non compliance with certain covenants in the Senior Credit Facility and because we expect to repay our Senior Credit Facility by the third quarter of 2001 following the sale of the EarthAmerica and EarthLiquids divisions, we have included the entire outstanding balance in our Senior Credit Facility as current indebtedness. Since we have 90 days to cure our default under the Senior Credit Facility and since we expect to complete a waiver and amendment to the Senior Credit Facility by June 30, 2001, we continue to report the 10% Debentures and 12% Debentures as long-term liabilities.

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

         ERMF Senior Debt

         We have a revolving line of credit and a mortgage note payable ("ERMF Senior Debt") agreement with CIB Marine Bank ("CIB Marine"). We may borrow up to $6,000,000 under the revolving line of credit based on certain asset levels. We pay interest at prime plus 1 1/2% monthly in cash. In addition, we are obligated to make monthly payments of $55,600 on the mortgage note payable. We have provided CIB Marine with a security interest in all of the assets of ERMF, except for the stock of and the assets owned by

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                            (Unaudited and continued)


EarthCare Resource Management of South Florida, Inc. ("ERMSF") and EarthCare Acquisition Sub, Inc. ("EAS"), both wholly owned subsidiaries of ERMF. In addition, we have provided CIB Marine with a security interest in 57% of the outstanding common stock of ERMF. We have provided our Senior Lenders with a security interest in 43% of the outstanding common stock of ERMF. We are obligated to maintain an EBITDA to debt service coverage of 1.25 for each year. We did not comply with certain covenants in the ERMF senior debt agreement relating to certain financial ratios for the year ended December 31, 2000 and the quarter ended March 31, 2001. The ERMF Senior Debt is due June 30, 2001. CIB Marine Bank has orally indicated that they do not plan to request accelerated payment on the ERMF Senior Debt. Since the ERMF Senior Debt is due within one year, we have included the ERMF Senior Debt in the current portion of long-term debt. We are currently negotiating with CIB Marine for a long-term financing agreement.

         ERMF Subordinated Debt

         On December 4, 2000, we borrowed $3,000,000 pursuant to a new subordinated loan ("ERMF Subordinated Debt") from Donald Moorehead, our Chairman, as part of a related financing transaction. At the same time, our Chairman borrowed $3,000,000 from a private lender. The terms of our subordinated loan are identical to the terms of the loan from the private lender to our Chairman. We used the proceeds from this loan to pay down our Senior Credit Facility. We are obligated to pay interest at the rate of 10.9% per year under this loan until June 13, 2001, after which time we are obligated to pay interest at 24% per year. We were also obligated to pay $150,000 in fees and an additional $218,000 in interest in April 2001. We were also obligated to pay a $150,000 placement fee in April 2001 to a private individual who arranged this loan. As of May 15, 2001, we have not paid the fees or the additional interest. We have paid the regularly scheduled interest on the ERMF Subordinated Debt on a timely basis. Our Chairman has personally guaranteed the loan to the private lender and has provided collateral of approximately $7,000,000 consisting of shares of our 10% mandatory redeemable convertible preferred stock ("10% Preferred").

         ERMF Other Debt

         We have five separate notes payable used to finance vehicle and equipment purchases. The vehicles and equipment that were financed collateralize all the notes. We pay interest on these notes ranging from 7.82% to 10% per year. ERMF's President provided $35,000 of financing for one of the notes payable. Our Chairman guarantees one of the notes payable.

         In November 2000, we obtained a mortgage note payable for $400,000 to finance the acquisition of our principal operating location in Tampa, Florida. We pay interest monthly at a rate of 9.75% per year and the land and building in Tampa, Florida collateralize the mortgage note payable.

         12% Debentures

         On February 16, 2000, we completed a $20,000,000 private placement of our 12% subordinated debentures, due March 30, 2008 (the "12% Debentures"), including issuance of warrants to purchase 400,000 shares of EarthCare's common stock. We placed the 12% Debentures with the following related parties:

o    Donald Moorehead, Chairman and Chief Executive Officer - $7,500,000,

o Moorehead Charitable Remainder Trust, for which Donald Moorehead is the trustee - $1,500,000,

o Cash Family Limited Partnership, an affiliate of Raymond Cash, Vice Chairman - $7,500,000,

o    Founders Equity Group, - $1,000,000,

o    George Moorehead, brother of Donald Moorehead - $1,000,000, and

o An individual investor who has provided collateral for our Senior Credit Facility - $1,500,000

         The 12% Debentures mature March 30, 2008 and accrue interest at 12% per year from the date of the sale, payable semi-annually on September 30 and March 30 of each year. The first interest payment

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                            (Unaudited and continued)


due September 30, 2000 was deferred to March 31, 2001, and in return for such deferral, we issued additional warrants to purchase 400,000 shares of our common stock. We may pay interest on the 12% Debentures by issuing our common stock. The number of shares issued is determined by dividing the interest payable by the closing price of our common stock on the day the interest is paid. On March 31, 2001, we determined that 3,090,966 shares of EarthCare's common stock were to be issued at a market value of $1.047 per share for the first interest payment on the 12% Debentures. We issued these shares on April 25, 2001.

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

         Interest is payable quarterly at the rate of 10% per year on the 10% Debentures. From the closing through October 2001, interest is payable in kind by issuing additional 10% Debentures. For the two years ending October 2003, interest may be paid in cash if permitted by our Senior Lenders, otherwise interest is payable in additional debentures. For the last three years, interest is payable in cash. The terms of the 10% Debentures provided for an adjustment to the conversion price up to April 15, 2001. The holders of the 10% Debentures may convert the 10% Debentures into shares of our common stock at a rate of $3.60 per share. Based on the balance of the 10% Debentures at March 31, 2001, if the holders converted their 10% Debentures, they would receive 4,752,352 shares of our common stock.

         On March 31, 2001, we issued an additional $411,701 of our 10% Debentures as interest payments. We may call the 10% Debentures at any time, and we are required to redeem the 10% Debentures on October 31, 2006.

         ERMSF Bridge Loans

         On March 5, 2001, ERMSF obtained a $2,500,000 loan (the "Sanders Bridge Loan") in a private placement by Sanders Morris Harris, an investment-banking firm. We agreed to pay interest at 14% per year payable monthly in cash. Because we did not repay the loan on April 30, 2001, our current interest will be payable at a rate of 18% per year payable monthly in cash. We issued the private lenders 100,000 shares of our common stock at the time of the loan closing. For each month after April 30, 2001 that any amount remains payable under the Sanders Bridge Loan, we are obligated to issue an additional 100,000 shares of our common stock. Because we did not repay the Sanders Bridge Loan by the required date, we issued 100,000 shares of our common stock on May 1, 2001. Our Chairman has personally guaranteed the Sanders Bridge Loan and has provided collateral of $500,000. In addition, we have provided the common stock of ERMSF and EAS as collateral for the Sanders Bridge Loan. We have also provided a security interest in all the assets of ERMSF and EAS.

         On April 11, 2001, ERMSF obtained a $1,500,000 loan from Sagemark Capital (the "Sagemark Loan") in a private placement. Our Chairman is a limited partner in Sagemark Capital. We agreed to pay interest at 14% per year payable monthly in cash. In addition, we issued a warrant to purchase 680,000 shares of common stock at $0.001 per share. The warrant vested one half at closing and the remainder will vest on October 3, 2001 if the loan is not fully repaid by such date. Our Chairman has personally guaranteed the Sagemark Loan and we have agreed not to pledge any additional assets of ERMF or EAS.

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                            (Unaudited and continued)


Sagemark Capital may convert the loan into shares of EarthCare's common stock at a conversion price of $1.047, which price is protected against dilution.

7.       STOCKHOLDERS' EQUITY

         COMMON STOCK

         As part of our closing of the Sanders Bridge Loan in March 2001, we issued 100,000 shares of common stock to the holders of the Sanders Bridge Loan. On May 1, 2001, we issued an additional 100,000 shares to the same holders because we had not fully repaid the Sanders Bridge Loan by April 30, 2001. In addition, in January 2001, we issued 766 shares of our common stock to a holder of our 10% Debentures in connection with the conversion of $2,756 of our 10% Debentures.

         OPTIONS

         From January 1, 2001 through May 15, 2001, there was no activity related to our options to acquire common stock.

         WARRANTS

         As of May 15, 2001, warrants to purchase 2,268,969 shares of our common stock were outstanding at an average exercise price of $1.75 ($3.15 at April 16, 2001). We issued these warrants as follows:

o April 16, 2001 - warrants to purchase up to 150,000 shares of our common stock with an exercise price of $3.60 per share were issued to our Senior Lenders, Bank of America N.A. and Fleet Bank N.A., in connection with our Third Amendment to our Senior Credit Facility. These warrants contain dilution protection and are currently exercisable at $1.047 per share.

o April 4, 2001 - warrants to purchase up to 680,000 shares of our common stock with an exercise price of $0.001 per share were issued to Sagemark Capital in connection with the Sagemark Loan. These warrants vested one half in April 2001 and the remainder will vest on October 3, 2001 if the Sagemark Loan is not fully repaid at that time.

o September 30, 2000 - warrants to purchase up to 400,000 shares of our common stock with a current exercise price of $3.60 per common share were issued to the holders of our 12% Debentures. These warrants were issued in connection with a deferral of the interest payment on the 12% Debentures due September 30, 2000. These warrants contain dilution price protection and are currently exercisable at $1.047 per share. The original exercise price was $5.00 per share.

o July 1, 2000 - warrants to purchase 50,000 shares of our common stock with an exercise price of $7.81 per common share were issued to a former employee and consultant in connection with the settlement of a litigation matter.

o June 30, 2000 - warrants to purchase up to 200,000 shares of our common stock with a current exercise price of $3.60 per common share were issued to Founders Equity Group, an investment bank, in connection with a private placement of 599,807 shares of our common stock. These warrants contain dilution price protection and are currently exercisable at $1.047 per share.

o May 25, 2000 - warrants to purchase up to 75,000 shares of our common stock with an exercise price of $7.00 per common share were issued to three current directors and two former directors. The warrants issued to former directors replaced options previously held by those directors.

o February 16, 2000 - warrants to purchase up to 400,000 shares of our common stock with a current exercise price of $3.60 per share were issued to the holders of our 12% Debentures. These warrants were issued in connection with our private placement of our 12% Debentures. These warrants contain dilution protection and are currently exercisable at $1.047 per share.

o May 1, 1999 - warrants to purchase up to 10,000 shares of our common stock were issued to one of our Senior Lenders, Fleet Bank N.A., at an exercise price of $15.50 per common share. As part of our

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                            (Unaudited and continued)

     Third Amendment, the exercise price for these warrants was reduced to $3.60 per share. These warrants contain dilution protection and are currently exercisable at $1.047 per share.

o April 1, 1999 - warrants to purchase up to 35,000 shares of our common stock were issued to one of our Senior Lenders, Bank of America N.A., at an exercise price of $14.00 per common share. As part of our Third Amendment, the exercise price for these warrants was reduced to $3.60 per share. These warrants contain dilution protection and are currently exercisable at $1.047 per share.

o June 1, 1998 - warrants to purchase up to 50,000 shares of our common stock were issued to one of our Senior Lenders, Bank of America N.A., at an exercise price of $13.00 per common share. As part of our Third Amendment, the exercise price for these warrants was reduced to $3.60 per share. These warrants contain dilution protection and are currently exercisable at $1.047 per share.

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


8.       SEGMENT INFORMATION

         During 2001, our continuing operations consisted of our solid waste collection, transfer and disposal activities, which constitute a single segment. As a result, we have not provided separate segment disclosures.

9.       PROPERTY, PLANT AND EQUIPMENT

         Our property, plant and equipment consists of the following as of March 31, 2001 and December 31, 2000:

                                            March 31,           December 31,
                                              2001                  2000
                                          ------------         ------------
Land                                      $  5,712,634         $  5,708,800
Machinery and equipment                      8,695,468            8,377,499
Buildings and improvements                   1,151,000            1,124,552
Office equipment                               925,379              124,906
Construction-in-progress                       141,023              136,724
                                          ------------         ------------
                                            16,625,504           15,472,481
Less accumulated depreciation                 (599,837)                  --
                                          ------------         ------------
                                          $ 16,025,667         $ 15,472,481
                                          ============         ============

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                            (Unaudited and continued)


10.      ACCRUED LIABILITIES

         Our accrued liabilities consist of the following as of March 31, 2001 and December 31, 2000:

                                                           March 31,       December 31,
                                                             2001              2000
                                                         -----------       ------------
Payroll, bonuses, payroll taxes and benefits             $   923,965       $    835,166
Interest                                                   4,238,648          2,634,107
Insurance                                                  3,452,018          3,274,679
Severance, legal and indemnification                       2,105,000          4,340,170
Environmental matters                                      4,541,075          2,791,075
Other                                                      4,011,059          2,097,313
                                                         -----------       ------------
Total accrued liabilities                                $19,271,765       $ 15,972,512
                                                         ===========       ============



11.      RELATED PARTY TRANSACTIONS

         Included in other assets at March 31, 2001 and December 31, 2000 is a $500,000 note receivable due from Solid Waste Ventures, Inc. ("SWV"), a privately owned company that is in part financed by Donald Moorehead, our Chairman and Chief Executive Officer. SWV was the former majority owner of ERMF.

         Included in accounts receivable at March 31, 2001 and December 31, 2000 is approximately $93,000 and $24,000, respectively, due from ISN Software, a private company owned in part by William Addy, our Vice President and one of our directors. During the three months ended March 31, 2001, we incurred fees of $202,500 for information services provided by ISN Software. In addition, we incurred costs of $346,000 for telecommunication charges and employees leased by ISN Software from EarthCare, which costs were billed to ISN Software.

                                     ITEM 2
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


BUSINESS

         EarthCare Company ("EarthCare" or the "Company") is a publicly traded company whose common stock is currently traded on the Nasdaq National Market under the symbol "ECCO". EarthCare and its subsidiaries are engaged in three non-hazardous waste divisions. Our EarthCare Solid Waste division provides collection, transfer and disposal of non-hazardous solid waste ("NSW") in Hillsborough County, Florida, the adjoining counties and Palm Beach County, Florida. Our EarthAmerica division provides non-hazardous liquid waste ("NLW") collection, processing, treatment, disposal, bulk transportation, pumping, plumbing and maintenance services from its operating locations in New York, New Jersey, Pennsylvania, Florida, Georgia and Texas. Our EarthLiquids division provides NLW used oil and oily wastewater recovery and treatment services in Florida, Delaware, Louisiana, New Jersey and Pennsylvania. EarthLiquids also sells refined oil derived from used oil and oily wastewater.

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

         As of December 31, 2000, we were not in compliance with certain financial covenants under our senior credit facility, including the monthly EBITDA requirement. We began exploring certain financing and strategic alternatives for our EarthAmerica and EarthLiquids divisions. On April 12, 2001, our Board of Directors approved a plan to sell both divisions. We are currently negotiating the sale of each division to two different strategic buyers, and we expect to complete the sale, subject to normal terms and conditions, of EarthAmerica by the end of the second quarter of 2001 and of EarthLiquids during the third quarter of 2001. Although we believe that these transactions will be completed, we cannot provide any assurance that these transactions will be completed or that they will be completed at favorable terms.

         On April 16, 2001, we entered into a third amendment (the "Third Amendment") to our credit agreement (the "Senior Credit Facility"). Pursuant to the Third Amendment, our lenders waived our lack of compliance with certain financial covenants, including (i) the monthly EBITDA (earnings before interest, taxes, depreciation and amortization) requirement; and (ii) the requirement that our Chairman provide all of his required $25.0 million collateral by December 31, 2000 pursuant to the terms of certain guaranty agreements. In addition, the Third Amendment required that we sell (x) our EarthAmerica division by April 30, 2001 and (y) our EarthLiquids division by May 31, 2001. If we have not sold our EarthLiquids division by May 31, 2001, the Third Amendment requires us to hire a financial advisor to assist us with an orderly sale of this division. The Third Amendment also requires that any net proceeds from the sale of our EarthAmerica and EarthLiquids divisions, expected to be approximately $54.0 million in the aggregate, be used to pay down the outstanding balance of our Senior Credit Facility ($50.3 million as of May 11, 2001).

         We were not able to complete the sale of our EarthAmerica division by April 30, 2001. We are currently finalizing the purchase price and the acquisition agreement with a strategic buyer, and we expect to complete the sale of our EarthAmerica division during the second quarter. In addition, we are currently negotiating the sale of our EarthLiquids division with another strategic buyer. However, it is not likely that we will be able to complete the sale of our EarthLiquids division by May 31, 2001. In addition, for the quarter ended March 31, 2001, our historical EBITDA from all of our operations, excluding EarthCare Solid Waste, amounted to approximately $1,250,000, which was below the required level of $1,500,000. As of May 15, 2001, Donald Moorehead, our Chairman and Chief Executive Officer, was in the process of

                                     ITEM 2
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  (Continued)

finalizing the collateral required to be provided by him on or before May 15, 2001. As a result of all of the above, we were not in compliance with certain covenants in our Senior Credit Facility.

         As of April 30, 2001, we entered into a letter agreement with our Senior Lenders that provides we may continue to borrow and repay amounts under our Senior Credit Facility until our Senior Lenders notify us otherwise. As part of this letter agreement, we acknowledged that we were not in compliance with certain covenants, specifically: (i) we had not completed the sale of our EarthAmerica division by April 30, 2001; (ii) we did not comply with the required minimum EBITDA levels for the quarter ended March 31, 2001; and (iii) our Chairman and Chief Executive Officer, Donald Moorehead, had not completed the delivery of the required $25.0 million in collateral. As a result of our non-compliance with these covenants, we are currently in default under our Senior Credit Facility. We are in the process of negotiating a waiver and amendment to our Senior Credit Facility and expect to have such waiver and amendment completed by June 30, 2001.

         As a result of our being in default under our Senior Credit Facility, we are also in default under the agreements governing the 10% Debentures, the 12% Debentures, the Sanders Bridge Loan and the Sagemark Loan. These agreements provide for a period of time to cure our default under the Senior Credit Facility before these debt holders may take action, including declaring the principal balance there under immediately due and payable. We have given notice to the holders of these debt securities of our default under the Senior Credit Facility. The holders of the 10% and 12% Debentures have up to 90 days before the holders may take any action if we have not cured our Senior Credit Facility default. Sagemark Capital has 15 days to notify us if they intend to take action. The Sanders Bridge Loan agreement provides that the holders must be notified of a default, but the agreement does not provide any time period for action. Although we expect to enter into a waiver and amendment to our Senior Credit Facility under terms that are satisfactory to EarthCare by June 30, 2001, we can provide no assurance that we will enter into a waiver and amendment by that date or a later date. In addition, we can provide no assurance that the holders of the 10% Debentures, the 12% Debentures, the Sanders Bridge Loan and the Sagemark Capital loan will not exercise their rights and demand accelerated payment once the respective periods of time for action on their behalf have elapsed.

         As a result of our non compliance with certain covenants in the Senior Credit Facility and because we expect to repay our Senior Credit Facility by the third quarter of 2001 following the sale of the EarthAmerica and EarthLiquids divisions, we have included the entire outstanding balance in our Senior Credit Facility as current indebtedness. Since we have 90 days to cure our default under the Senior Credit Facility and since we expect to complete a waiver and amendment to the Senior Credit Facility by June 30, 2001, we continue to report the 10% Debentures and 12% Debentures as long-term liabilities.

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

         We have received a notice from the Nasdaq National Market that our common stock may be delisted because, among other reasons, our common stock has not traded above the minimum $5 bid price, does not have a current market capitalization exceeding $35 million, and has not had a market value for shares held by non-affiliates exceeding $15 million. On May 3, 2001, we participated in a hearing with the Nasdaq Listing Qualification Panel during which we presented our strategic business plan and demonstrated how we believe the execution of our plan would lead to compliance with Nasdaq's Small Cap requirements during 2001. In addition, we acknowledged that we do not currently meet the Nasdaq National Market or Nasdaq Small Cap criteria for continued listing, but we requested that Nasdaq grant us the opportunity to transfer our listing to Nasdaq's Small Cap market. The panel indicated that their decision would be forthcoming by June 3, 2001.

                                     ITEM 2
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  (Continued)


         We are not able to give any assurance that we will continue to be listed on the Nasdaq National Market after the hearing. We have applied for listing with Nasdaq's Small Cap Market; however, our common stock does not currently satisfy the Nasdaq Small Cap listing requirements. As a result, there can be no assurance that the Nasdaq Small Cap Market will accept our common stock listing application or that we will be listed on any exchange or be able to develop or maintain any market for our shares.

         Our independent accountants have expressed substantial doubt about EarthCare's ability to continue as a going concern. We believe that EarthCare is a going concern. We believe that we have implemented a plan that will allow EarthCare to continue as a going concern focused on the solid waste industry. Our plans to improve the cash flow from operations and reduce our debt level are discussed herein and include the steps shown below:

o Reducing the operating expenses (in addition to personnel reductions that have occurred in the fourth quarter of 2000) including the integration of certain management and administrative functions,

o    Managing working capital to improve cash flow from operating activities,

o    Selling the EarthAmerica and EarthLiquids divisions,

o    Refinancing certain existing debt, and

o    Raising additional debt and equity capital.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 VS. THREE MONTHS ENDED MARCH 31, 2000

         The results of operations are discussed in three sections: (i) historical results of continuing operations; (ii) pro forma results of continuing operations; and (iii) historical results of discontinued operations. During the discussion of results of operations and liquidity and capital resources, references to 2001 and 2000 are for the three months ended March 31, 2001 and 2000, respectively.

         HISTORICAL RESULTS OF CONTINUING OPERATIONS

         Our historical results of continuing operations are directly affected by our acquisition of ERMF on December 30, 2000. For our discussion of the results of operations, EarthCare's Solid Waste Division consists of the solid waste operations of ERMF in Hillsborough County, Florida and the surrounding counties.

         Our revenues increased by $5.3 million from 2000 to 2001, including an increase of $5.6 million due to the acquisition of ERMF, offset in part by a reduction of $280,000 in management fees from ERMF during 2000, which did not recur in 2001. The increase in cost of operations relates solely to the acquisition of ERMF. EarthCare's selling, general and administrative expense increased by $758,000, or 68.8%, from $1.1 million in 2000 to $1.9 million in 2001. ERMF's selling, general and administrative expense increased by $665,000 in 2001 as a result of our acquisition of ERMF. EarthCare's corporate selling, general and administrative expense remained relatively flat from 2000 to 2001. Interest expense increased by $1.2 million from 2000 to 2001 as a result of the assumption of ERMF's debt ($222,000), the Sanders Bridge Loan completed in March 2001 ($133,000), the interest incurred on ERMF's subordinated debt during 2001 ($600,000) and an increase in the overall level of EarthCare's debt ($202,000). Due to the loss generated during 2001, no tax provision was recorded.

         PRO FORMA RESULTS OF CONTINUING OPERATIONS

         On a pro forma basis, the results of continuing operations are summarized below as a percentage of revenue.

                                     ITEM 2
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  (Continued)

                                                                       Three months ended March 31,
                                                                    ----------------------------------
                                                                        2001                 2000
                                                                    ------------          ------------
                                                                     Historical            Pro Forma
Revenues                                                                   100.0%                100.0%
                                                                    ------------          ------------
Operating expenses:
     Cost of operations                                                     65.6%                 72.6%
     Selling, general and administrative expense                            33.1%                 34.0%
     Depreciation and amortization                                           9.5%                  7.6%
                                                                    ------------          ------------
         Total operating expenses                                          108.2%                114.2%
                                                                    ------------          ------------
Operating loss                                                              (8.2)%               (14.2)%

Interest expense                                                            23.7%                  9.6%
                                                                    ------------          ------------
Loss before income tax provision                                           (31.9)%               (23.8)%
Income tax provision                                                         0.0%                  0.0%
                                                                    ------------          ------------
Net loss                                                                   (31.9)%               (23.8)%
                                                                    ============          ============


         The pro forma statement of operations for 2000 included the historical results of operations of ERMF and our corporate office. In addition, we have included adjustments for the following items as if we had acquired ERMF on January 1, 2000:

     o Amortization of goodwill from our preliminary purchase price allocation and

     o    Elimination of the management fee from ERMF to EarthCare.

         Revenue increased by $1.5 million, or 36.9%, from $4.1 million in 2000 to $5.6 million in 2001, which increase is primarily attributable to an increase in the volume of our commercial collection and disposal services (32.9%) and to a lesser extent to a price increase for our services (4%). Our cost of operations increased by $704,000, or 23.6%, from $3.0 million in 2000 to $3.7 million in 2001, which increase is directly attributable to the increased revenue during 2001. As a percentage of revenue, our cost of operations declined by 7.0% from 72.6% in 2000 to 65.6% in 2001. We accomplished this reduction in large part due to improved route efficiencies as we expanded our commercial customer base. Selling, general and administrative expense increased by $0.5 million, from $1.4 million in 2000 to $1.9 million in 2001. ERMF's selling, general and administrative expense increased $373,000, or 127.7%, from $292,000 in 2000 to $665,000 in 2001 due to increases in sales personnel and sales commissions associated with the increase in volume and due to increased operating costs associated with implementing an organization infrastructure in Florida to manage ERMF's solid waste business. EarthCare's corporate selling, general and administrative expense remained relatively constant, increasing slightly from $1.1 million in 2000 to $1.2 million in 2001. Interest expense increased by $936,000, or 238.1%, from $393,000 in 2000 to $1.3 million in 2001, due to the higher level of EarthCare and ERMF debt outstanding after the first quarter of 2001 and the Sanders Bridge Loan and Sagemark Loan.

         HISTORICAL RESULTS OF DISCONTINUED OPERATIONS

         Summaries of the historical results of discontinued operations for our EarthAmerica and EarthLiquids divisions are presented on page 9 of this report. The results of each division are discussed separately. We have not discussed the operating results of our Allen Tate division as this operation was sold in October 2000.

                                     ITEM 2
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  (Continued)


         EarthAmerica

         EarthAmerica's revenue decreased by $1.8 million, or 15.1%, from $12.0 million in 2000 to $10.2 million in 2001, which decline was due to the lingering effects of a weak yellow page advertising program that was not modified until the fourth quarter of 2000 and the first quarter of 2001 and a lower level of revenue from plumbing operations in 2001. EarthAmerica's cost of operations decreased by $847,000, or 10.8%, from $7.8 million in 2000 to $7.0 million in 2001 primarily as a result of the lower revenue volume. As a percentage of revenue, the cost of operations increased by 3.3% from 65.4% in 2000 to 68.7% in 2001 due to higher labor and fuel costs. EarthAmerica's selling, general and administrative expense decreased by $285,000, or 9.3%, from $3.1 million in 2000 to $2.8 million in 2001, due to reductions in personnel and sales and marketing costs. As a percentage of revenue, selling, general and administrative expense increased by 1.7% from 25.5% in 2000 to 27.2% in 2001 because a high proportion of these costs are fixed and do not vary directly with changes in revenue. Depreciation and amortization expense increased $231,000, or 34.6%, from $667,000 in 2000 to $898,000 in 2001 primarily as a result of the acquisition of All County Resource Management Corporation completed during 2000. Interest expense increased by $546,000, or 69.1%, in 2001 from $790,000 in 2000 to
$1,336,000 in 2001 due to a combination of a higher level of debt outstanding during 2001 and the additional allocated debt needed to finance the operating results of EarthAmerica during 2000.

         EarthLiquids

         EarthLiquids' revenue increased by $2.9 million, or 37.9%, from $7.7 million in 2000 to $10.7 million in 2001, which increase was due to various factors: (i) a full quarter of revenue in 2001 for the IPC operation versus two months in 2000; (ii) an improvement in the price of our refined oil products; and (iii) an increase in the volume of products sold in 2001. EarthLiquids' cost of operations increased by $1.9 million, or 36.7%, from $5.1 million in 2000 to $7.0 million in 2001 primarily as a result of higher revenue. As a percentage of revenue, the cost of operations decreased by 0.5% from 65.9% in 2000 to 65.4% in 2001 due primarily to improved pricing for our refined products. EarthLiquids' selling, general and administrative expense increased by $150,000, or 10.6%, from $1.4 million in 2000 to $1.6 million in 2001, due primarily to the IPC acquisition and the addition of division management personnel. As a percentage of revenue, selling, general and administrative expense decreased by 3.6% from 18.3% in 2000 to 14.7% in 2001 because a high proportion of these costs are fixed and do not directly vary with a change in revenue. Depreciation and amortization expense increased $384,000, or 107.7%, from $357,000 in 2000 to $740,000 in 2001 primarily as a result of the acquisition completed during 2000. Interest expense increased by $219,000, or 29.1%, in 2001 from $751,000 in 2000 to $969,000 in 2001 due to a combination of a higher level of debt outstanding during 2001 offset by the cash flow generated by EarthLiquids which reduced its allocated debt.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW - OPERATING ACTIVITIES

         During 2001, we generated $720,000 in cash from all our operating activities. We generated $2.6 million in cash from our discontinued EarthAmerica and EarthLiquids divisions, in spite of the $1.4 million loss generated by these two divisions. We used $1.9 million in cash for our continuing EarthCare Solid Waste and corporate operations. We incurred a loss of $1.7 million from our continuing operations. Our EarthCare Solid Waste operations generated adequate cash to fund its operating needs and service its debt, while our EarthLiquids and EarthAmerica divisions provided the cash needed to fund our corporate operations.

         During 2000, we used $4.4 million in cash for all our operating activities. We used $1.1 million in cash from our discontinued EarthAmerica and EarthLiquids divisions and funded these needs with borrowings under our debt agreements. We used $3.3 million in cash for our continuing EarthCare Solid Waste and corporate operations. We incurred a loss of $1.9 million from our continuing operations.

                                     ITEM 2
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  (Continued)


         In order for EarthCare to continue to meet its current obligations prior to selling the EarthAmerica and EarthLiquids divisions, the operating results and cash flows for its EarthAmerica and its EarthLiquids divisions must remain at or improve from the levels attained during the first quarter of 2001.

         During the first quarter of 2001, we have generated cash from our discontinued operations adequate to support the needs of our discontinued operations, to fund EarthCare's corporate costs and to service interest payments on our debt. During the first quarter of 2001, we have continued to aggressively manage the working capital of EarthCare in order to help generate an adequate level of cash for operating needs and to service our debt. We have deferred capital expenditures that are not critical to support known revenue, maintenance or safety needs.

         Working capital deficiency

         As of March 31, 2001, we had a working capital deficiency of approximately $24.4 million. Because the Third Amendment to our Senior Credit Facility requires us to sell our EarthAmerica and our EarthLiquids divisions, because we anticipate that we will sell both of these divisions during the year ending December 31, 2001 and because of our non-compliance with certain covenants in our Senior Credit Facility, we have included the entire outstanding balance of our Senior Credit Facility as current indebtedness.

         The current portion of long-term debt at March 31, 2001, includes the following amounts that management intends to refinance during 2001 on a long-term basis or repay during 2001 from other sources of cash financing, but we can provide no assurance that we will be able to do so:

o $7.8 million due to one of ERMF's senior lenders - This senior lender has orally indicated a willingness to refinance this debt on a long-term basis when the current debt agreements expire in June 2001.

o $4.0 million in bridge loans - We expect to refinance these loans with alternate sources of debt or equity capital. We also expect to repay one of these loans following the sale of our EarthAmerica and our EarthLiquids division.

o $3.0 million in subordinated debt due to Donald Moorehead, our Chairman - This debt is in turn owed by Mr. Moorehead to a third party. This debt is not secured by any assets of the Company. If we don't repay the debt in full on or before June 13, 2001, we will incur interest at an annual rate of 24% payable monthly in cash. We intend to repay this obligation during 2001 with alternate sources of debt or equity capital.

         As of March 31, 2001, our accrued liabilities amounted to $18.8 million and included the following items that are not expected to be paid during 2001 or are intended to be refinanced during 2001 on a long-term basis, but have been classified as current liabilities for the reasons described:

o $2.3 million for insurance - This represents insurance premium assessments due as the result of insurance audits. We are currently negotiating a payment plan for this liability, which if successfully negotiated would allow us to repay this amount over two to four years.

o $2.8 million in accrued interest on our 12% subordinated debentures - This interest is payable in common stock and will not affect our cash flow.

o $2.7 million in accrued environmental remediation costs - This amount consists primarily of environmental liabilities accrued for as part of the acquisition of EarthLiquids' subsidiary, International Petroleum Corporation. At the time the purchase price was finalized, we recorded a reserve for the estimated remediation costs associated with various sites, as the amount was estimable and probable of being paid. We have not been able to determine when such liability will be discharged and, as a result, have included the liability as a current liability.

o $1.75 million to cover the settlement of a dispute in arbitration. This amount was paid April 12, 2001 and was financed with $250,000 from our operating cash flow and $1.5 million from a bridge loan that is not due until April 2002.

                                     ITEM 2
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  (Continued)


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

         CASH FLOW - INVESTING ACTIVITIES

         During 2001, we used $1.4 million in cash for all our investing activities. We used $256,000 for capital expenditures for equipment for our EarthCare Solid Waste Division. We used $1.1 million for an inducement note receivable to LandComp in connection with a planned acquisition of this landfill company. We also used $445,000 as consideration to the LandComp shareholders for the option to acquire LandComp. In May 2001, we paid $100,000 to the LandComp shareholders, and we are obligated to pay them an additional $100,000 from June to July 2001 in order to retain our option to complete the LandComp acquisition by August 31, 2001. We collected $400,000 on January 5, 2001 as repayment of an advance on December 30, 2000 to Donald Moorehead, our Chairman and Chief Executive Officer.

         During 2000, we used $39.7 million in cash for all our investing activities. We used $38.9 million for our discontinued operations for business acquisitions and capital expenditures. We used $28 million in cash to acquire the International Petroleum Corporation companies from World Fuel Services. We used $7.8 million in cash to acquire All County Resource Management Corporation, which became our EarthAmerica division's Vernon, New Jersey service center. We used the remaining $3.1 million principally for capital expenditures for our EarthAmerica and EarthLiquids divisions. We used $814,000 in cash to fund a note receivable for a deep injection well project that was part of our EarthAmerica division.

         CASH FLOW - FINANCING ACTIVITIES

         During 2001, we generated $280,000 in cash from our financing activities. We repaid a net amount of $2.1 million, primarily to reduce our Senior Credit Facility and ERMF debt. We generated the $2.1 million from the following sources: (i) $900,000 by selling the assets of our EarthAmerica Pompano operation at the end of February 2001; (ii) $400,000 from the repayment of our note receivable from Donald Moorehead; and (iv) $0.8 million from our operating activities. We also raised $2.5 million of cash through a private placement of the Sanders Bridge Loans, the proceeds from which were used to finance the note receivable to LandComp, to pay acquisition option fees to the LandComp shareholders and to repay ERMF senior debt. In April 2001, we completed the acquisition of a collection company in Florida and used $350,000 from ERMF senior debt borrowings to finance this acquisition. In April 2001, we obtained a $1.5 million bridge loan from Sagemark Capital and used the net proceeds plus funds generated by our operating activities to pay $1.75 million to World Fuel Services as settlement of an arbitration dispute.

                                     ITEM 2
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  (Continued)


         During 2000, we generated $44.2 million in cash from our financing activities. We borrowed a net amount of $24.7 million under our Senior Credit Facility. We completed the private placement of our 10% Debentures and raised $1.0 million. We also completed a private placement of our 12% Debentures and raised $20.0 million. The proceeds from borrowings under our Senior Credit Agreement and our 10% and 12% Debentures were used to pay debt issuance costs and to finance our operating and investing activities during 2000.

SEASONALITY AND INFLATION

         Our EarthAmerica division's operating results are subject to variations in the weather patterns in the Northeastern and Southeastern regions. In the Northeastern region, revenue and operating results will tend to be lower during the fourth quarter and first quarter of each year due to the effect of winter weather. In the Southeastern region, revenue and operating results will tend to be higher during the fourth and first quarter of each year due to the influx of seasonal inhabitants to this region in the fall and winter months. The Southeastern region revenue and operating results during the second, third and fourth quarters of each year will also be directly affected by the amount of rainfall in the region.

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

         In addition, our cost to operate our vehicles in the EarthAmerica, EarthLiquids and EarthCare Solid Waste divisions is directly affected by the prices of diesel fuel, finished oil and other refined petroleum products.

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards Nos. 133, 137 and 138, all related to the accounting for derivative instruments and derivative activities, which are effective for annual reporting periods beginning after June 15, 2000. We have adopted these standards for our fiscal year ending December 31, 2001. Because we presently only enter into short-term interest rate swap agreements relating to a portion of our Senior Credit Facility and have no other derivative instruments, SFAS No. 133, as amended, will not have a material effect on our financial position or results of operations.


                                     ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Our Senior Credit Facility and our ERMF Senior Debt bear interest rates that are based on the prime-lending rate, as published at various times by our banks. A portion of our combined outstanding balance of our Senior Credit Facility, our ERMF Senior Debt and our mortgage loan amounted to approximately $28.3 million as of March 31, 2001. If the prime lending rate moves up or down by 1%, we will incur an increase or a decrease in annual interest expense of approximately $289,000. We have $3.0 million in subordinated debt and $4.0 million in bridge loans that are subject to an increase in interest rates if these loans are not repaid at the end of April 2001 and June 2001, respectively. Based on our current operating cash flow and available borrowing capacity, we did not repay one of the bridge loans on April 30, 2001 and it is not likely that the second bridge loan will be repaid on June 13, 2001. Due to the increase in interest rates provided for in these loan agreements, we will pay additional annual cash interest expense of approximately $493,000. In addition, we are obligated to issue 100,000 shares of common stock for each month after April 2001 that the Sanders Bridge Loan is not fully repaid. To date we have issued 100,000 shares to the holders of the Sanders Bridge Loan as a result of not repaying the Sanders Bridge Loan on

                                     ITEM 2
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  (Continued)



April 30, 2001. Also, warrants issued under the Sagemark Loan will vest an additional 340,000 shares if the Sagemark Loan is not fully repaid on October 3, 2001. The remainder of our debt is set at fixed rates and is not subject to changes in interest rates.

         Our 10% Debentures contain conversion rights that allow the holders of such instruments to convert the face amount of the instruments into our common stock at a conversion price of $3.60 per share. Under the terms of our 10% Debentures, until April 15, 2001, we were required to adjust the conversion price. After April 15, 2001, the conversion price is not subject to price protection.

         The terms of our 10% Preferred and certain of our warrants, we are obligated to reduce the conversion price for these securities if we issued common stock for less than $3.60 per share or we issued any convertible debt instrument or equity security with a conversion or exercise price of less than $3.60 per share. On April 25, 2001, we issued 3,090,966 shares of EarthCare's common stock to pay the interest due on our 12% Debentures. As a result of this issuance, the conversion price for our 10% Preferred and certain of our warrants was reduced to $1.047, the closing price on March 30, 2001, the date on which the number of shares was calculated. This change in conversion price from $3.60 to $1.047 increased the number of shares into which the 10% Preferred may convert from 3,587,500 to 12,335,244. If the conversion price for the 10% Preferred is lowered by $0.25 to $0.797, the number of shares that would be issued upon conversion of the 10% Preferred is 16,204,517, an increase of 3,869,273.

         Our Sagemark Loan contains conversion rights that allow the holder to convert the face amount of this instrument, $1,500,000, into our common stock at a conversion price of $1.047. If the holder elects to convert this debt instrument, we would be obligated to issue 1,432,665 additional shares of common stock. The conversion price is protected against dilution. If the conversion price were lowered by $0.25 to $0.797, then we would be obligated to issue 1,882,058 shares of common stock if the holder elected to convert this debt instrument, which represents an increase of 449,392 shares or 31.4%.

         Our 12% Debentures provide for semi-annual payments of interest at 12%, payable in shares of our common stock on March 30 and September 30. On March 31, 2001, we determined that 3,090,966 shares of our common stock would need to be issued for the first interest payment on our 12% Debentures at a market value per share of $1.047. These shares were issued on April 25, 2001. If the market price of our common stock remains at $1.047 on September 30, 2001, the next date when an interest payment is due on the 12% Debentures, we will be obligated to issue 1,146,132 shares on or shortly after September 30, 2001. If the market price of our common stock is $0.25 lower at September 30, 2001, or $0.797, we will be obligated to issue 1,505,646 shares of our common stock for the next interest payment, an increase of 359,514 shares.

         We have 1,245,000 warrants outstanding as of May 15, 2001 with an exercise price of $1.047 per common share and dilution protection. If we reduce the conversion price on any of our convertible securities or we issue common stock at a price less than $1.047, the exercise price of the warrants will be reduced to the new conversion or issuance price.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         Except as noted below, there have been no significant changes to ongoing litigation matters since the filing of our Annual Report on Form 10-K on April 18, 2001. Additionally, from time to time, EarthCare is or may become involved in litigation and claims arising out of the ordinary course of business.

         In May 2001, the lawsuit filed by Sewer Management, Inc. against EarthCare Company related to the use of the trade name EarthCare and its derivatives was dismissed.

ITEM 2 - CHANGES IN SECURITIES

         None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         As of May 15, 2001, we were not in compliance with certain covenants described below in our Senior Credit Facility, including:

o Failure to attain $1,500,000 in EBITDA (earnings before interest, taxes, depreciation and amortization) for the quarter ended March 31, 2001.

o    Failure to sell our EarthAmerica division by April 30, 2001.

o Failure by Donald Moorehead, our Chairman and Chief Executive Officer, to provide all the required $25.0 million in collateral for our Senior Credit Facility.

         As of April 30, 2001, we entered into a letter agreement with our Senior Lenders that provides we may continue to borrow and repay amounts under our Senior Credit Facility until our Senior Lenders notify us otherwise. As part of this letter agreement, we acknowledged that we were not in compliance with certain covenants, specifically: (i) we had not completed the sale of our EarthAmerica division by April 30, 2001; (ii) we did not comply with the required minimum EBITDA levels for the quarter ended March 31, 2001; and (iii) our Chairman and Chief Executive Officer, Donald Moorehead, had not completed the delivery of the required $25.0 million in collateral. As a result of our non-compliance with these covenants, we are currently in default under our Senior Credit Facility. We are in the process of negotiating a waiver and amendment to our Senior Credit Facility and expect to have such waiver and amendment completed by June 30, 2001.

         As a result of our being in default under our Senior Credit Facility, we are also in default under the agreements governing the 10% Debentures, the 12% Debentures, the Sanders Bridge Loan and the Sagemark Loan. These agreements provide for a period of time to cure our default under the Senior Credit Facility before these debt holders may take action, including declaring the principal balance there under immediately due and payable. We have given notice to the holders of these debt securities of our default under the Senior Credit Facility. The holders of the 10% and 12% Debentures have up to 90 days before the holders may take any action if we have not cured our Senior Credit Facility default. Sagemark Capital has 15 days to notify us if they intend to take action. The Sanders Bridge Loan agreement provides that the holders must be notified of a default, but the agreement does not provide any time period for action. Although we expect to enter into a waiver and amendment to our Senior Credit Facility under terms that are satisfactory to EarthCare by June 30, 2001, we can provide no assurance that we will enter into a waiver and amendment by that date or a later date. In addition, we can provide no assurance that the holders of the 10% Debentures, the 12% Debentures, the Sanders Bridge Loan and the Sagemark Capital loan will not exercise their rights and demand accelerated payment once the respective periods of time for action on their behalf have elapsed.

         As a result of our non compliance with certain covenants in the Senior Credit Facility and because we expect to repay our Senior Credit Facility by the third quarter of 2001 following the sale of the

EarthAmerica and EarthLiquids divisions, we have included the entire outstanding balance in our Senior Credit Facility as current indebtedness. Since we have 90 days to cure our default under the Senior Credit Facility and since we expect to complete a waiver and amendment to the Senior Credit Facility by June 30, 2001, we continue to report the 10% Debentures and 12% Debentures as long-term liabilities.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
                                AND RISK FACTORS

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

         FAILURE TO COMPLY WITH COVENANTS AND CONDITIONS OF OUR SENIOR CREDIT FACILITY MAY AFFECT ADVERSELY OUR BUSINESS.

         Our Senior Credit Facility requires us to comply with certain financial covenants. For each of the last five quarters, we have not complied with certain of these covenants in our Senior Credit Facility and been required to negotiate amendments to the Senior Credit Facility. On April 16, 2001, we entered into the third amendment to our Senior Credit Facility, which amendment required that we sell our EarthAmerica division by April 30, 2001 and requires that we sell our EarthLiquids division by May 31, 2001. If we have not sold our EarthLiquids division by May 31, 2001, the Third Amendment requires us to hire a financial advisor acceptable to our Senior Lenders to assist with the sale of our EarthLiquids division. During this process, we also plan to seek new sources of debt or equity capital. We cannot be assured that we will be able to sell either or both of our divisions for an amount that will allow us to fully repay our Senior Lenders. Since we have not sold our EarthAmerica division we are currently in default under our Senior Credit Facility. Our failure to comply with these covenants may result in a default under our Senior Credit Facility, which could allow our lending banks to accelerate the date for repayment of debt incurred under the credit facility and materially and adversely affect our business and financial results.

                                     ITEM 5
         CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS AND
                                  RISK FACTORS
                                   (Continued)

         As of April 30, 2001, we entered into a letter agreement with our Senior Lenders that provides we may continue to borrow and repay amounts under our Senior Credit Facility until our Senior Lenders notify us otherwise. As part of this letter agreement, we acknowledged that we were not in compliance with certain covenants, specifically: (i) we had not completed the sale of our EarthAmerica division by April 30, 2001; (ii) we did not comply with the required minimum EBITDA levels for the quarter ended March 31, 2001; and (iii) our Chairman and Chief Executive Officer, Donald Moorehead, had not completed the delivery of the required $25 million in collateral. As a result of our non-compliance with these covenants, we are currently in default under our Senior Credit Facility. We are in the process of negotiating a waiver and amendment to our Senior Credit Facility and expect to have such waiver and amendment completed by June 30, 2001.

         As a result of our being in default under our Senior Credit Facility, we are also in default under the agreements governing the 10% Debentures, the 12% Debentures, the Sanders Bridge Loan and the Sagemark Loan. These agreements provide for a period of time to cure our default under the Senior Credit Facility before these debt holders may take action, including declaring the principal balance there under immediately due and payable. We have given notice to the holders of these debt securities of our default under the Senior Credit Facility. The holders of the 10% and 12% Debentures have up to 90 days before the holders may take any action if we have not cured our Senior Credit Facility default. Sagemark Capital has 15 days to notify us if they intend to take action. The Sanders Bridge Loan agreement provides that the holders must be notified of a default, but the agreement does not provide any time period for action. Although we expect to enter into a waiver and amendment to our Senior Credit Facility under terms that are satisfactory to EarthCare by June 30, 2001, we can provide no assurance that we will enter into a waiver and amendment by that date or a later date. In addition, we can provide no assurance that the holders of the 10% Debentures, the 12% Debentures, the Sanders Bridge Loan and the Sagemark Capital loan will not exercise their rights and demand accelerated payment once the respective periods of time for action on their behalf have elapsed.

         WE MAY NOT BE ABLE TO COMPLETE THE SALE OF OUR EARTHAMERICA AND EARTHLIQUIDS DIVISIONS.

         Although we are negotiating acquisition agreements with two strategic buyers to sell our EarthAmerica and EarthLiquids divisions, for any one of a number of reasons, these transactions may not be completed on satisfactory terms or at all.

         OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET.

         We have received a notice from the Nasdaq National Market that our common stock may be delisted because, among other reasons, our common stock has not traded above the minimum $5 bid price, does not have a current market capitalization exceeding $35 million, and has not had a market value for shares held by non-affiliates exceeding $15 million. On May 3, 2001, we participated in a hearing with the Nasdaq Listing Qualification Panel during which we presented our strategic business plan and demonstrated how we believe the execution of our plan would lead to compliance with Nasdaq's Small Cap requirements during 2001. In addition, we acknowledged that we do not currently meet the Nasdaq National Market or Nasdaq Small Cap criteria for continued listing, but we requested that Nasdaq grant us the opportunity to transfer our listing to Nasdaq's Small Cap market. The panel indicated that their decision would be forthcoming by June 3, 2001.

                                     ITEM 5
         CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS AND
                                  RISK FACTORS
                                   (Continued)


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

                                     ITEM 5
         CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS AND
                                  RISK FACTORS
                                   (Continued)


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

                                     ITEM 5
         CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS AND
                                  RISK FACTORS
                                   (Continued)


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

                                     ITEM 5
         CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS AND
                                  RISK FACTORS
                                   (Continued)


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

         WE HAVE A HISTORY OF NET LOSSES.

         We have experienced operating losses since our inception, and, as of March 31, 2001, we had an accumulated deficit of approximately $105.6 million. In the fourth quarter of 2000, we incurred a net loss of approximately $64.4 million on the planned sale of our discontinued EarthAmerica, EarthLiquids and Allen Tate operations, and during the first quarter of 2001 we incurred a net loss of approximately $3.2 million from all our operations. We cannot provide assurance that we will actually achieve profitability.

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

                                     ITEM 5
         CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS AND
                                  RISK FACTORS
                                   (Continued)


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

                                     ITEM 5
         CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS AND
                                  RISK FACTORS
                                   (Continued)


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

         WE HAVE A SUBSTANTIAL NUMBER OF OPTIONS AND WARRANTS OUTSTANDING WHICH MAY DILUTE YOUR OWNERSHIP.

         We have outstanding options to purchase 1,015,829 shares of common stock at an average price of $9.65 per share and we have outstanding warrants to purchase 2,268,969 shares of common stock at an average price of $1.75 per share. These outstanding options and warrants may deter investors from providing future equity or debt investments to us. These outstanding options and warrants, if exercised, would also dilute your current ownership. To the extent that such options and warrants are exercised and

                                     ITEM 5
         CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS AND
                                  RISK FACTORS
                                   (Continued)


sold in the future, the timing of such sale may adversely affect the prevailing market price for our common stock. The holders of the outstanding options and warrants may exercise and sell their shares at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. We have filed a Registration Statement on Form S-8 to register the shares of common stock issuable upon the exercise of options.

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

         YOU MAY SUFFER SUBSTANTIAL DILUTION FROM FUTURE CONVERSION OF OUR 10% DEBENTURES.

         Our 10% Debentures contain conversion rights that allow the holders of such instruments to convert the face amount of the instruments into our common stock at a conversion price of $3.60 per share. If the current holders of the 10% Debentures had converted the 10% Debentures into EarthCare's common stock as of April 1, 2001, we would have been obligated to issue 4,593,647 shares of our common stock which represents an increase of 25.9% in the number of outstanding shares.

         YOU MAY SUFFER SUBSTANTIAL DILUTION FROM FUTURE CONVERSION OF OUR 10% PREFERRED.

         Our 10% Preferred contains conversion rights that allow the holders of such instruments to convert the face amount of the instruments into our common stock at a conversion price of $1.047 per share. If the current holders of the 10% Preferred had converted the 10% Preferred into EarthCare's common stock as of May 15, 2001, we would have been obligated to issue 12,335,244 shares of our common stock, which represents an increase of 69.5% in the number of outstanding shares.

         YOU MAY SUFFER SUBSTANTIAL DILUTION FROM FUTURE CONVERSION OF OUR SAGEMARK LOAN.

         Our Sagemark Loan contains conversion rights that allow the holder of such instrument to convert the face amount of the instrument into our common stock at a conversion price of $1.047 per share. If the current holder of the Sagemark Loan had converted the Sagemark Loan into EarthCare's common stock as of May 15, 2001, we would have been obligated to issue 1,432,665 shares of our common stock, which represents an increase of 8% in the number of outstanding shares.

         YOU WILL SUFFER DILUTION AS WE PAY INTEREST ON OUR 12% DEBENTURES.

         Our 12% Debentures provide for semi-annual payments of interest at 12% per year, payable in shares of our common stock on March 30 and September 30 of each year. We may pay interest on the 12% Debentures by issuing our common shares. The number of common shares issued is determined by dividing the interest payable by the closing price of our common stock on the day the interest is paid. On April 25, 2001, we issued 3,090,966 shares of our common stock as the first interest payment on our 12% Debentures at a market value per share of $1.047. If the market price of our common stock is $1.00 lower at the time of the next scheduled interest payments on September 30, 2001 and March 30, 2002, we will be obligated to issue approximately 48.8 million additional shares above the approximately 2.3 million shares we would issue if the market price per common share remained at the $1.047 price on March 31, 2001.

                                     ITEM 5
         CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS AND
                                  RISK FACTORS
                                   (Continued)


         YOU WILL SUFFER DILUTION AS LONG AS THE SANDERS BRIDGE LOAN REMAINS OUTSTANDING.

         For every month following April 2001 in which any amount remains unpaid under the $2.5 million Sanders Bridge Loan, including interest payable, we will be required to issue an additional 100,000 shares per month. This will lead to a dilution in your current ownership percentage.

         PROVISIONS IN OUR CHARTER AND BYLAWS MAY DETER CHANGES IN CONTROL THAT COULD BENEFIT OUR STOCKHOLDERS.

         Certain provisions of Delaware law and certain provisions of our certificate of incorporation and bylaws could delay or impede the removal of incumbent directors and could make it more difficult for a third-party to acquire or could discourage a third-party from attempting to acquire, control of the company. Such provisions could limit the price that investors might be willing to pay in the future for shares of the company's common stock. The certificate and bylaws impose various procedural and other requirements (including a staggered board of directors, removal of directors only for cause and the issuance of preferred stock as described below) that could make it more difficult for stockholders to effect certain corporate actions. The certificate gives the company's board of directors the authority to issue up to 17 million shares of preferred stock and to determine the price, rights, preferences and restrictions, including the voting rights of such shares, without any further vote or action by the company's stockholders. The rights of holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock issued in the future. We may issue preferred stock in the future as part of our efforts to raise equity capital. The "business combinations" statute under Delaware law may restrict certain business combinations by interested stockholders. We have entered into employment agreements with our executive officers that contain change in control provisions. The change in control provisions may hinder, delay, deter or prevent a tender offer, proxy contest or other attempted takeover because the covered employees can terminate their employment in such event and receive payments for 24 months to 60 months after termination pursuant to their respective agreements.

         The foregoing review of significant factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosures previously made by us.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None.

(b)      Reports on Form 8-K

         None.
                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 15, 2001

By:      /s/ William W. Solomon, Jr.
         -------------------------------------------
         Vice President, Chief Financial Officer and
         Principal Accounting Officer