Form 10-K/A
period 2000-12-31
EARTHCARE CO
filed 2001-07-18
CIK 1057489

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the fiscal year ended December 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15 (c) of the Securities Exchange Act of 1934

         For the transition period from      to
                                        ----    -----

                        COMMISSION FILE NUMBER 000-24685

                                EARTHCARE COMPANY
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                           58-2335973
(State or other jurisdiction of incorporation or registration)             (I.R.S. Employer Identification Number)


             14901 QUORUM DRIVE, SUITE 200
                     DALLAS, TEXAS                                                          75254-6717
       (Address of principal executive offices)                                             (Zip Code)

        Registrant's telephone number, including area code (972) 858-6025

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

      TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------                    -----------------------------------------
  Common Stock, par value $.0001              Nasdaq Over The Counter Bulletin Board


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X        No
                                    ----           ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

     As of June 30, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $6,325,033.

     Indicate by check mark whether the registrant has filed all documents and reports required by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes            No   X
                                    ----           ----

     On June 30, 2001, the number of shares outstanding of the registrant's common stock, $.0001 par value, was 18,061,080 shares.

                                EARTHCARE COMPANY
                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                       Description                                               Page
PART I
     Item 1   Business................................................................               3
     Item 2   Properties..............................................................              25
     Item 3   Legal Proceedings.......................................................              27
     Item 4   Submission of Matters to a Vote of Security Holders.....................              27

PART II
     Item 5   Market for EarthCare Company's Common Stock
                  and Related Stockholder Matters.....................................              27
     Item 6   Selected Financial Data.................................................              30
     Item 7   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...............................................              32
     Item 7A  Quantitative and Qualitative Disclosures About Market Risk..............              41
     Item 8   Financial Statements and Supplementary Data
                  Consolidated balance sheets at December 31, 2000 and 1999...........              43
                  Consolidated statements of operations for the years ended
                      December 31, 2000, 1999 and 1998................................              44
                  Consolidated statements of cash flows for the years ended
                      December 31, 2000, 1999 and 1998................................              45
                  Consolidated statement of changes in stockholders' equity
                      (deficit) for the years ended December 31, 2000, 1999
                      and 1998........................................................              46
                  Notes to consolidated financial statements..........................              47
                  Management's report.................................................              74
                  Report of independent accountants...................................              74
     Item 9   Changes In and Disagreements With Accountants on Accounting
                  and Financial Disclosure............................................              75

PART III
     Item 10  Directors, Executive Officers, Promoters and Control Persons
                  of EarthCare Company................................................              75
     Item 11  Executive Compensation..................................................              77
     Item 12  Security Ownership of Certain Beneficial Owners and Management..........              80
     Item 13  Certain Relationships and Related Transactions..........................              82

PART IV
     Item 14  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.......              85

Signatures............................................................................              88

PART I

         This Form 10-K/A amends and restates in its entirety our Annual Report on Form 10-K filed on April 19, 2001. We have included certain changes in this Form 10-K/A in order to (i) address certain comments recently received from the Securities and Exchange Commission relating primarily to changes in our business plan and related party disclosures; (ii) update certain disclosures relating to the planned sale of our EarthAmerica and EarthLiquids divisions; (iii) update certain disclosures relating to our banking agreements; (iv) modify certain disclosures relating to our convertible securities; and (v) correct certain typographical errors. Except as set forth in the preceding sentence, we have not materially updated or revised the information in this Annual Report. The changes in this Form 10-K/A do not reflect a change in our financial condition, results of operations or cash flows.

ITEM 1   BUSINESS

         GENERAL

         EarthCare Company ("EarthCare" or the "Company") is a publicly traded company whose common stock is currently traded on the OTC Bulletin Board under the symbol "ECCO.OB". EarthCare and its subsidiaries are engaged in three non-hazardous waste divisions. Our EarthCare Solid Waste division provides collection, transfer and disposal of non-hazardous solid waste ("NSW") in Hillsborough County, Florida, the adjoining counties and Palm Beach County, Florida. Our EarthAmerica division provides non-hazardous liquid waste ("NLW") collection, processing, treatment, disposal, bulk transportation, pumping, plumbing and maintenance services from its operating locations in New York, New Jersey, Pennsylvania, Florida, Georgia and Texas. Our EarthLiquids division provides NLW used oil and oily wastewater recovery and treatment services in Florida, Delaware, Louisiana, Maryland, New Jersey and Pennsylvania. EarthLiquids also sells refined oil derived from used oil and oily wastewater.

         BACKGROUND OF BUSINESS PLAN

         EarthCare was created to become a leading national non-hazardous waste company through strategic acquisitions of companies that provide NLW pumping services. From our inception in 1997 through 2000, we completed 13 acquisitions of companies providing pumping and other NLW services, including plumbing, bulk hauling, industrial solid digest waste, and portable toilets.

         As we assumed control of these companies and integrated their operations into our EarthAmerica division, we discovered that the EarthAmerica service centers' level of business and revenue depended on customers calling us for service. The level of revenue from these lines of business was inconsistent and was greatly affected by factors such as weather, advertising and effective service center management.

         EarthCare and EarthAmerica's management teams determined that a significant portion of the newly acquired companies' operating results was generated by non-pumping services. A significant proportion of this non-pumping business was reactionary, meaning that when a customer called for service, EarthAmerica would react and provide the needed service. When customer call volume declined, our operating results were negatively affected. While certain lines of business, such as the bulk hauling and industrial digest services, maintained a steady volume of profitable business, other lines of business, such as plumbing, construction and portable toilets, were not steady and not profitable. Furthermore, frequent turnover in management, supervisory, sales and customer service personnel negatively affected the operating results of our EarthAmerica division.

         During the first half of 2000, EarthAmerica's management devised a plan to change the way in which we provide residential septic and restaurant grease trap services. Rather than wait for a customer to call for service, EarthAmerica service centers would proactively offer these services on a regularly scheduled basis. To enact these plans, EarthAmerica invested significantly in various sales and marketing efforts, many of which were not successful. During the second half of 2000, EarthAmerica's management refined those efforts and settled on two basic approaches. An EarthAmerica sales force, with performance based compensation, was developed to sell services and maintain customer relations with restaurant customers. For the residential septic line of business, sales and marketing efforts were focused on new home construction and real estate agents. In addition, as customers called the EarthAmerica service centers for septic service, we offered annual service plans to handle their septic pumping and maintenance needs. While this approach to restaurant and residential customers appears to have the potential to succeed, these programs are still early in their implementation and have not had an appreciable positive effect on our profitability.

         During 1999, our management team believed that the EarthAmerica restaurant and residential services could be expanded further nationally by acquiring other NLW companies and using their operating platforms to help the growth of EarthAmerica. As a result, EarthCare identified the used oil recycling and processing business as one that might complement EarthAmerica's existing lines of business. In 1999 and 2000, we completed the acquisitions of International Petroleum Corporation and Magnum Environmental and integrated these operations into our EarthLiquids division. To date, these acquisitions have not provided any additional growth for the EarthAmerica restaurant and residential service, although the EarthLiquids division has been a profitable division.

         In order to finance the EarthAmerica and EarthLiquids acquisitions and to finance the EarthAmerica sales and marketing efforts and the EarthAmerica operating losses, we relied on a combination of senior and subordinated debt. During 1999 and 2000, our overall operating results, primarily affected by the negative operating results of EarthAmerica, were not adequate to sustain the level of debt financing required. While we were able to service cash interest expense during this period, we were not able to meet the financial performance criteria required by our senior lenders, Bank of America, N.A. and Fleet Bank, N.A. (the "Senior Lenders"). For each quarter from December 31, 1999 through December 31, 2000, we were not in compliance with the financial covenants required by our Senior Lenders.

         During the second quarter of 2000, Donald Moorehead, our Chairman, and Raymond Cash, our Vice Chairman, agreed to personally guarantee our Senior Credit Facility for $20 million. In addition, if we were not able to raise certain amounts of equity or debt capital by certain dates, each of these individuals was required to provide liquid collateral to our Senior Lenders. We were not able to raise the additional equity or debt capital by the end of the third quarter of 2000. At that time, Donald Moorehead agreed to guarantee an additional $40 million of our Senior Credit Facility. During the fourth quarter of 2000, Donald Moorehead provided approximately $17 million in liquid collateral to the Senior Lenders, Raymond Cash provided $10 million of liquid collateral, and a private investor provided $3 million of liquid collateral. During the third and fourth quarters of 2000, we paid down $8 million on our Senior Credit Facility. This $8 million was financed by selling $5 million of common stock of and $3 million of convertible preferred stock to Donald Moorehead.

         During the third quarter of 2000, our executive management team and Board of Directors discussed strategic plans for EarthCare and agreed that the NSW industry provided a line of business that could generate a more consistent revenue stream, cash flows and earnings than the NLW industry, specifically the EarthAmerica division. Our executive management team has extensive experience in the solid waste industry and a proven track record of managing growing profitable operations. In our Form 10-Q for the third quarter of 2000, we disclosed our intent to focus our future management and financial resources on the NSW industry and to explore strategic and financing alternatives for our NLW lines of business.

         In July 2000, we acquired a minority interest in Liberty Waste, Inc., an NSW collection, transfer and disposal company operating in Hillsborough County, Florida by issuing 356,000 shares of our common stock to certain minority shareholders of Liberty Waste. In December 2000, we completed the acquisition of Liberty Waste, Inc. by issuing 520,100 shares of our common stock and by exchanging $5,915,000 of 10% Preferred stock for an equal amount of Liberty Waste's subordinated debt. EarthCare also assumed the senior debt and equipment and mortgage notes payable of Liberty Waste. Following the acquisition, Liberty Waste changed its name to EarthCare Resource Management of Florida, Inc. ("ERMF"). During 2000, EarthCare recognized as income approximately $702,000 in management fees paid by Liberty Waste. These fees helped support the ongoing operations of EarthCare. ERMF is financed as a stand-alone subsidiary of EarthCare and is not a party to EarthCare's Senior Credit Facility. EarthCare and ERMF have agreed not to guarantee each other's debt and not to provide permanent financing to each other as long as there were amounts outstanding under EarthCare's Senior Credit Facility.

         As part of the third amendment to our Senior Credit Facility entered into in April 2001 (the "Third Amendment"), we agreed to sell our EarthAmerica division by April 30, 2001 and our EarthLiquids division by May 31, 2001. We agreed that, if our EarthLiquids division were not sold by that date, we would hire a financial advisor acceptable to our Senior Lenders to handle the sale of the EarthLiquids division. Since we had been unable to raise additional equity or debt capital at that time, since we were not able to obtain additional senior bank financing from our Senior Lenders without additional collateral, and since our significant shareholders, Donald Moorehead and Raymond Cash, were not willing to provide additional collateral to support our Senior Credit Facility, our executive management team and Board of Directors approved plans to dispose of our EarthAmerica and EarthLiquids divisions. We entered into negotiations with two different strategic buyers for the sale of these divisions. Based on the state of the discussions and negotiations with the strategic buyers, before the Third Amendment was completed, EarthCare's executive management team and Board of Directors concluded that these sales would provide the maximum stockholder value in the near to mid-term.

         RECENT DEVELOPMENTS

         During the third quarter of 2000, our management group and Board of Directors decided to focus our future management and financial resources principally on the NSW business in an effort to build a stronger company with more predictable revenue, earnings and cash flows. As part of this change of focus, we sold our environmental compliance software company, Allen Tate Commercial Software LLP, during the fourth quarter of 2000 to a private company owned by William Addy, one of our executive officers. We began exploring certain financing and strategic alternatives for our EarthAmerica and EarthLiquids divisions. On April 12, 2001, our Board of Directors approved a plan to sell both divisions.

         On April 16, 2001, we entered into the "Third Amendment" to our Senior Credit Facility. Pursuant to the Third Amendment, our lenders waived our lack of compliance with certain financial covenants, including (i) the monthly EBITDA (earnings before interest, taxes, depreciation and amortization) requirement; and (ii) the requirement that our Chairman provide all of his required $25.0 million collateral by December 31, 2000 pursuant to the terms of certain guaranty agreements. In addition, the Third Amendment required that we sell our EarthAmerica division by April 30, 2001 and our EarthLiquids division by May 31, 2001. Since we have not sold our EarthLiquids division by May 31, 2001, the Third Amendment required us to hire a financial advisor to assist us with an orderly sale of this division. The Third Amendment also requires that any net proceeds from the sale of our EarthAmerica and EarthLiquids divisions be used to pay down the outstanding balance of our Senior Credit Facility ($49.6 million as of July 13, 2001).

         We were not able to complete the sale of our EarthAmerica division by April 30, 2001. We are currently negotiating the sale of EarthAmerica's business units to several strategic buyers, and we expect to complete the sale of our EarthAmerica division business units during the third and fourth quarters of 2001. In addition, for the quarter ended March 31, 2001, our historical EBITDA from all of our operations, excluding EarthCare Solid Waste, amounted to $1,395,000, which was below the required level of $1,500,000. As of May 15, 2001, Donald Moorehead, our Chairman and Chief Executive Officer, was in the process of finalizing the collateral required to be provided by him on or before May 15, 2001. As a result of all of the above, we were not in compliance with certain covenants in our Senior Credit Facility.

         As of April 30, 2001, we entered into a letter agreement with our Senior Lenders that provides that we may continue to borrow and repay amounts under our Senior Credit Facility until our Senior Lenders notify us otherwise. As part of this letter agreement, we acknowledged that we were not in compliance with certain covenants, specifically: (i) we had not completed the sale of our EarthAmerica division by April 30, 2001; (ii) we did not comply with the required minimum EBITDA levels for the quarter ended March 31, 2001; and (iii) our Chairman and Chief Executive Officer, Donald Moorehead, had not completed the delivery of the required $25.0 million in collateral. As a result of our non-compliance with these covenants, we are currently in default under our Senior Credit Facility. We are in the process of negotiating a waiver and amendment to our Senior Credit Facility and expect to have such waiver and amendment completed by July 31, 2001.

         As a result of our being in default under our Senior Credit Facility, we are also in default under the agreements governing our 10% debentures, the 12% debentures, the Bridge Loan from Sanders Morris Harris and the bridge loan from Sagemark Capital. These agreements provide for a period of time to cure our default under the Senior Credit Facility before these debt holders may take action, including declaring the principal balance thereunder immediately due and payable. We have given notice to the holders of these debt securities of our default under the Senior Credit Facility. The holders of the 10% and 12% debentures have up to 90 days before the holders may take any action if we have not cured our Senior Credit Facility default. Sagemark Capital has 15 days to notify us if they intend to take action. The Sanders bridge loan agreement provides that the holders must be notified of a default, but the agreement does not provide any time period for action. Although we expect to enter into a waiver and amendment to our Senior Credit Facility under terms that are satisfactory to EarthCare by July 31, 2001, we can provide no assurance that we will enter into a waiver and amendment by that date or a later date. In addition, we can provide no assurance that the holders of the 10% debentures, the 12% debentures, the Sanders Morris Harris bridge loan and the Sagemark Capital loan will not exercise their rights and demand accelerated payment once the respective periods of time for action on their behalf have elapsed.

         As a result of our non compliance with certain covenants in the Senior Credit Facility and because we expect to repay our Senior Credit Facility by the third quarter of 2001 following the sale of the EarthAmerica and EarthLiquids divisions, we have included the entire outstanding balance in our Senior Credit Facility as current indebtedness. Since we have 90 days to cure our default under the Senior Credit Facility and since we expect to complete a waiver and amendment to the Senior Credit Facility by July 31, 2001, we continue to report the 10% Debentures and 12% Debentures as long-term liabilities.

         On June 5, 2001, our common stock was delisted from the Nasdaq National Market because, among other reasons, our common stock had not traded above the minimum $5 bid price, did not have a current market capitalization exceeding $35 million, and had not had a market value for shares held by non-affiliates exceeding $15 million.

         Our independent accountants have expressed substantial doubt about our ability to continue as a going concern. We believe that EarthCare is a going concern. We believe that we have implemented a plan that will allow EarthCare to continue as a going concern focused on the solid waste industry. Our plans to improve the cash flow from operations and reduce our debt level are discussed herein and include the steps shown below:

o reducing the operating expenses (in addition to personnel reductions that have occurred in the fourth quarter of 2000) including the integration of certain management and administrative functions;

o managing working capital to improve cash flow from operating activities;

o        selling the EarthAmerica and EarthLiquids divisions;

o        refinancing certain existing debt, and

o        raising additional debt and equity capital.

         We can provide no assurance that we will be successful implementing the changes necessary to accomplish these objectives, or if we are successful, that the changes will help us improve our cash flow and reduce our debt.

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

         During the fiscal year ended December 31, 2000, EarthCare conducted business through three business units: EarthCare(SM) (also referred to as "EarthCare Solid Waste"), EarthAmerica(SM), and EarthLiquids(SM). A description of each business unit follows.

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

         PERSONNEL AND ORGANIZATION

         As of March 31, 2001, we employed 11 persons in our principal executive office in Dallas, Texas. Each of our divisions is organized as an autonomous business unit with its own management team. Our executive office provides executive level management, human resource, payroll, risk management, treasury, information systems, accounting and reporting services to each of the business units. Our executive office consists of our five executive officers, corporate controller and accounting staff, human resources director, investor relations' director and administrative support staff.

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

         ACQUISITIONS

         EARTHCARE SOLID WASTE

         On March 31, 2000, we entered into a management agreement with Liberty Waste, Inc. ("Liberty Waste"), a privately owned Florida corporation engaged in the collection, transfer and disposal of NSW in Hillsborough County, Florida and the adjoining counties. We agreed to provide management services such as accounting services, investment banking advisory services, bid and bond advice, municipal contract assistance and advice with commercial banking services. Under the terms of this agreement, we recognized $702,477 in management fee revenue during the year ended December 31, 2000, after eliminating our share of the earnings of Liberty Waste. Liberty Waste was a majority owned subsidiary of Solid Waste Ventures, Inc. ("Solid Waste Ventures"), a privately owned company that also owns NSW collection, transfer and disposal operations in Missouri. Donald Moorehead, Chairman, Chief Executive Officer and a significant stockholder in the Company, has provided subordinated debt financing to Solid Waste Ventures and has personally guaranteed the senior debt of Solid Waste Ventures. Mr. Moorehead does not have any ownership interest in Solid Waste Ventures, Inc.

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

         On December 30, 2000, we acquired the remaining shares of Liberty Waste from Solid Waste Ventures and a minority stockholder by issuing 520,100 shares of our common stock with an aggregate market value of $1,267,952, and by issuing $5,915,000 of our 10% Preferred in exchange for an equal amount of subordinated debt owed by Liberty Waste to SWV. During the fourth quarter of 2000, Liberty Waste changed its name to EarthCare Resource Management of Florida, Inc. ("ERMF").

         On April 2, 2001, we acquired the equipment and intangible assets of Palm Carting, Inc., a NSW collection company located in Palm Beach County, Florida for $350,000 in cash and future earn outs of up to $250,000 to be paid in shares of our common stock if certain revenue targets are met, with the number of shares determined by the closing price on the dates of measurement.

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

         EARTHAMERICA

         On March 10, 2000, we acquired all of the outstanding capital stock of All County Resource Management Corporation ("All County"), a NLW collection, treatment, transportation and disposal services company located in Vernon, New Jersey. We acquired All County for $7,800,000 in cash and 598,686 shares of EarthCare's common stock with an aggregate market value of $4,500,000 at issuance. Our EarthAmerica service center in Vernon, New Jersey includes the former operations of All County.

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

         Micro was incorporated in Delaware in 1985 for the purposes of engaging in the business of developing, manufacturing and marketing electronic reference products, including computer software programs which provided linguistic and information compression technology, bilingual dictionaries and thesaurus products. In 1989, Micro operated as a wholly owned subsidiary of Selectronics, Inc., which changed its name to Microlytics, Inc. in 1995. In the early 1990's, Micro began experiencing financial difficulties as a result of the highly competitive nature of the computer software industry. On November 27, 1996, Micro filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York (the "Court"). In July 1997, substantially all of the intangible assets of Micro and its subsidiary were sold to Metro One Telecommunications, Inc. In August 1997, substantially all of the tangible assets of Micro were also sold. The proceeds of these sales were held in a segregated trust account by the debtor's counsel prior to the court's confirmation of Micro's plan of reorganization.

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

         EXECUTIVE OFFICE

         Our executive offices are located at 14901 Quorum Drive, Suite 200, Dallas, Texas 75254-6717. Our telephone number is 972-858-6025, our fax number is 972-858-6024, our email address for inquiries is bsolomon@earthcareus.com and our web site is www.earthcareus.com. EarthCare was formerly known as SanTi Group, Inc.

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

         FAILURE TO COMPLY WITH COVENANTS AND CONDITIONS OF OUR SENIOR CREDIT FACILITY MAY ADVERSELY AFFECT OUR BUSINESS.

         Our Senior Credit Facility requires us to comply with certain financial covenants. For each of the last six quarters, we have not complied with certain of these covenants and have been required to negotiate amendments to our Senior Credit Facility. As of April 30, 2001, we entered into a letter agreement with our Senior Lenders that provides we may continue to borrow and repay amounts under our Senior Credit Facility until our Senior Lenders notify us otherwise. As part of this letter agreement, we acknowledged that we were not in compliance with certain covenants, specifically: (i) we had not completed the sale of our EarthAmerica division by April 30, 2001; (ii) we did not comply with the required minimum EBITDA levels for the quarter ended March 31, 2001; and (iii) our Chairman and Chief Executive Officer, Donald Moorehead, had not completed the delivery of the required $25 million in collateral. As a result of our non-compliance with these covenants, we are currently in default under our Senior Credit Facility.

         We are currently negotiating a new amendment (the "Fourth Amendment") to our Senior Credit Facility with our Senior Lenders. At the time of the filing of this Form 10-K/A, we expect, but we cannot provide any assurance, that the significant terms of the Fourth Amendment will include the following:

         o requirement to maintain monthly EBITDA (earnings before interest, taxes, depreciation and amortization), excluding the operating results of our EarthCare Solid Waste division, of $450,000;

         o requirement to sell the EarthAmerica division's business units at varying dates from August 15, 2001 to September 30, 2001;

         o agreement that the collateral provided by our Chairman in an amount approximating $17.0 million is adequate to meet the collateral requirement for the Senior Lenders;

         o requirement that we sell our EarthLiquids division by September 30, 2001; and

         o        change in the interest rates paid to prime plus 3.0%.

         We cannot provide any assurance that we will be able to meet the monthly EBITDA requirements or that we will be able to complete the sales of the EarthAmerica business units or the EarthLiquids division by the prescribed dates. If we are unable to meet these covenant requirements, we will be in default under our Senior Credit Facility, and we will be required to negotiate another amendment to our Senior Credit Facility. We cannot assure you that we will be able to sell the EarthAmerica business units or the EarthLiquids division for amounts that will allow us to fully repay our Senior Lenders. We cannot provide any assurance that our Senior Lenders will agree to another amendment and they may decide to pursue other courses of action in order to pay down the Senior Credit Facility. Our failure to comply with these covenants could allow our Senior Lenders to accelerate the date for repayment of debt incurred under our Senior Credit Facility, which would materially and adversely affect our business and financial results. We are in the process of negotiating a waiver and amendment to our senior credit facility and expect to have the waiver and amendment completed by July 31, 2001.

         WE MAY NOT BE ABLE TO COMPLETE THE SALE OF OUR EARTHAMERICA BUSINESS UNITS AND EARTHLIQUIDS DIVISIONS.

         We are currently negotiating with one strategic buyer for the sale of our EarthLiquids division and with five strategic buyers for the sale of our EarthAmerica business units. Although we are negotiating acquisition agreements with these strategic buyers to sell our EarthAmerica and EarthLiquids divisions, for any one of a number of reasons, these transactions may not be completed on satisfactory terms or at all.

         OUR COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ NATIONAL MARKET.

         EarthCare's common stock has been delisted from trading on the Nasdaq National Market because our common stock did not meet the requirements for continued listing. Delisting may negatively impact the value of our common stock as securities trading on the over the counter market are typically less liquid and trade with larger variations between the bid and ask price.

         WE MAY NOT HAVE ENOUGH CAPITAL OR BE ABLE TO RAISE ENOUGH ADDITIONAL CAPITAL ON SATISFACTORY TERMS TO MEET OUR CAPITAL REQUIREMENTS.

         Continued operations may and future growth will require additional capital. We expect to finance our continuing operations with our cash flow. We expect to finance future acquisitions through cash flow from operations, to the extent available. We may need to finance our current operations and our future acquisitions with borrowings under our existing or future credit facilities, issuing additional equity or debt securities and/or seller financing. Our common stock price may make acquisition candidates unwilling to accept shares of our common stock as part of the consideration for acquisitions. If our common stock does not reach a sufficient market value, we may have to use more of our cash or borrowings under our credit facilities to fund acquisitions. Using cash for acquisitions limits our financial flexibility and makes us more likely to seek additional capital through future debt or equity financings. If available cash from operations and borrowings under the credit facility are not sufficient to fund acquisitions, we may need additional equity and/or debt financing. If we seek more debt, our interest expense would increase and we may have to agree to financial covenants that limit our operations and financial flexibility. We may not be able to issue equity securities on favorable terms or at all. If we are successful in raising more equity, we could dilute the ownership interests of our then-existing stockholders. If we are unable to obtain additional equity and/or debt financing on attractive terms, our rate of growth through acquisitions could decline. We will also need to make substantial capital expenditures to develop or acquire new landfills, transfer stations, vehicles and equipment, other facilities and to maintain such properties.

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

         OUR EXECUTIVE OFFICERS AND DIRECTORS CONTROL APPROXIMATELY 54% OF THE VOTING POWER FOR EARTHCARE.

         As of June 30, 2001, our executive officers and directors control over 54% of the voting power of our common and preferred stock. As a result, this group may be able to control matters requiring the approval of a majority of the stockholders, such as election of directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of EarthCare. Donald Moorehead, our Chairman and Chief Executive Officer, and Raymond Cash, our Vice Chairman and a director, together control over 53% the voting power. In addition, our officers and directors hold options to acquire approximately 413,332 shares of common stock, subject to vesting and other requirements.

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

         WE HAVE A HISTORY OF NET LOSSES.

         We have experienced operating losses since our inception, and, as of March 31, 2001, we had an accumulated deficit of approximately $105.6 million. We incurred a net loss of approximately $64.4 million on the planned sale of our discontinued EarthAmerica, EarthLiquids and Allen Tate operations, and we incurred a net loss of approximately $13.4 million from their operations during the year ended December 31, 2000. During the quarter ended March 31, 2001, we incurred a loss from our discontinued operations of $1.4 million and a loss from our continuing operations of $1.8 million. We cannot provide assurance that we will actually achieve profitability.

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

         WE HAVE A SUBSTANTIAL NUMBER OF OPTIONS AND WARRANTS OUTSTANDING WHICH MAY DILUTE YOUR OWNERSHIP.

         As of June 30, 2001, we have outstanding options to purchase 965,829 shares of common stock at an average price of $9.95 per share and we have outstanding warrants to purchase 2,399,404 shares of common stock at an average price of $1.71 per share. These outstanding options and warrants may deter investors from providing future equity or debt investments to us. These outstanding options and warrants, if exercised, would also dilute your current ownership. To the extent that such options and warrants are exercised and sold in the future, the timing of such sale may adversely affect the prevailing market price for our common stock. The holders of the outstanding options and warrants may exercise and sell their shares at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. We have filed a Registration Statement on Form S-8 to register the shares of common stock issuable upon the exercise of options.

         YOU WILL EXPERIENCE DILUTION IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK OR OUR PREFERRED STOCK.

         Investors will experience dilution if we issue common stock as consideration for acquisitions and on the exercise of outstanding stock options and warrants. We have 18,061,080 shares of our common stock outstanding. Our authorized capital consists of 70,000,000 shares of common stock and 30,000,000 shares of preferred stock. We may make additional primary public or private offerings of our common stock or our preferred stock in the future. As of June 30, 2001, we have 3,365,233 options and warrants outstanding and have the ability to issue an additional 834,171 options under our current stock option plan. These future issuances will cause additional dilution.

         YOU MAY SUFFER SUBSTANTIAL DILUTION FROM FUTURE CONVERSION OF OUR 10% PREFERRED IF THE CONVERSION PRICE IS LOWERED BELOW $1.05 PER SHARE.

         Our 10% Preferred contains conversion rights that allow the holders of such instruments to convert the face amount of the instruments into our common stock at a conversion price of $1.05 per share. If we issue common stock for less than $1.05 per share or we issue any convertible debt instrument or equity security with a conversion or exercise price of less than $1.05 per share, the conversion price for our 10% Preferred will be reduced as a result of these provisions. At the current conversion price of $1.05, we would be obligated to issue 12,300,000 shares of our common stock if the 10% Preferred were converted. If the conversion price was reduced to $0.75 per share, we would be obligated to issue and additional 4,920,000 shares of our common stock.

         YOU WILL SUFFER DILUTION AS WE PAY INTEREST ON OUR 12% DEBENTURES.

         Our 12% Debentures provide for semi-annual payments of interest at 12% per year, payable in shares of our common stock on March 30 and September 30 of each year. We may pay interest on the 12% Debentures by issuing our common shares. The number of common shares issued is determined by dividing the interest payable by the closing price of our common stock on the day the interest is paid. On March 31, 2001, we were obligated to issue 3,090,966 shares of our common stock as the first interest payment on our 12% Debentures at a market value per share of $1.047. If the market price of our common stock is $1.00 lower at the time of the next scheduled interest payments on September 30, 2001 and March 30, 2002, we will be obligated to issue approximately 48.8 million additional shares above the approximately 2.3 million shares we would issue if the market price per common share remained at the $1.047 price on March 31, 2001.

         YOU WILL SUFFER ADDITIONAL DILUTION AS LONG AS THE SANDERS BRIDGE LOAN IS NOT REPAID.

         We did not repay the Sanders Bridge Loan on its original due date of April 30, 2001. As a result, we are obligated to issue 100,000 shares of our common stock to the holders of the Sanders Bridge Loan for each month that the Sanders Bridge Loan is not repaid in full. To date, we have issued 300,000 shares to the holders of the Sanders Bridge Loan under this obligation. This will lead to a dilution in your current ownership percentage.

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

         We own or lease and operate the following facilities, which are in good condition and which are adequate to handle our current NLW service volume, in our EarthAmerica division:

      EARTHAMERICA               LAND                               BUILDINGS
     SERVICE CENTER        OWNED OR LEASED         ACRES         OWNED OR LEASED    USABLE SQUARE FEET
     --------------        ---------------         -----         ---------------    ------------------
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


PART II

ITEM 5   MARKET FOR EARTHCARE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

         Our common stock is listed for trading on the OTC Bulletin Board under the symbol "ECCO.OB". Prior to June 6, 2001, our common stock was listed on the Nasdaq National Market under the trading symbol "ECCO". Prior to July 1999, our common stock was listed for trading on the OTC Bulletin Board under the symbol "ECUS". Our common stock's closing price on June 20, 2001 on the OTC Bulletin Board was $0.80 per common share.

         Our common stock's high and low closing prices are shown below. The high and low closing prices for the common stock as reported by Nasdaq OTC market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

       YEAR                        FISCAL QUARTER ENDED                       HIGH              LOW
       ----                        --------------------                       ----              ---
       2001         June 30, 2001....................................        $  1.450          $  0.625
                    March 31, 2001...................................        $  3.563          $  1.047

       2000         December 31, 2000................................        $  5.375          $  2.250
                    September 30, 2000...............................        $  7.500          $  5.063
                    June 30, 2000....................................        $  7.813          $  6.375
                    March 31, 2000...................................        $  9.750          $  5.750

       1999         December 31, 1999................................        $ 12.375          $  8.000
                    September 30, 1999...............................        $ 16.125          $ 11.375
                    June 30, 1999....................................        $ 16.188          $ 14.000
                    March 31, 1999...................................        $ 16.750          $ 14.000

         As of June 30, 2001, we had approximately 1,000 record holders of our common stock.

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

         As of June 30, 2001, we had options outstanding to various employees, officers, directors and other employees to purchase 965,829 of our common shares at an average exercise price of $9.95 per share.

         As of June 30, 2001, warrants to purchase 2,399,404 shares of our common stock were outstanding at an average exercise price of $1.71. We issued these warrants as follows:

o April 16, 2001 - warrants to purchase up to 150,000 shares of our common stock with a current exercise price of $1.05 per share were issued to our Senior Lenders, Bank of America N.A. and Fleet Bank N.A., in connection with our Third Amendment to our Senior Credit Facility. These warrants contain dilution protection.

o April 4, 2001 - warrants to purchase up to 680,000 shares of our common stock with an exercise price of $0.001 per share were issued to Sagemark Capital in connection with the Sagemark Loan. These warrants vested one half in April 2001 and the remainder vests equally over the four months ending October 1, 2001.

o September 30, 2000 - warrants to purchase up to 400,000 shares of our common stock with a current exercise price of $1.05 per common share were issued to the holders of our 12% Debentures. These warrants were issued in connection with a deferral of the interest payment on the 12% Debentures due September 30, 2000. These warrants contain dilution price protection. The original exercise price was $5.00 per share.

o July 1, 2000 - warrants to purchase 50,000 shares of our common stock with an exercise price of $7.81 per common share were issued to a former employee and consultant in connection with the settlement of a litigation matter.

o June 30, 2000 - warrants to purchase up to 200,000 shares of our common stock with a current exercise price of $1.05 per common share were issued to Founders Equity Group, an investment bank, in connection with a private placement of 599,807 shares of our common stock. These warrants contain dilution price protection. The original exercise price was $6.67 per share.

o May 25, 2000 - warrants to purchase up to 75,000 shares of our common stock with an exercise price of $7.00 per common share were issued to three current directors and two former directors. The warrants issued to former directors replaced options previously held by those directors.

o February 16, 2000 - warrants to purchase up to 400,000 shares of our common stock with a current exercise price of $1.05 per share were issued to the holders of our 12% Debentures. These warrants were issued in connection with our private placement of our 12% Debentures. These warrants contain dilution protection. The original exercise price was $6.63 per share.

o November 1999 and January 2000 - warrants to purchase up to 117,424 shares of our common stock were issued to Sanders Morris Harris, at an exercise price of $1.05 per common share. The warrants contain dilution protection. The original exercise price was $11.50 per common share.

o November 1999 and January 2000 - warrants to purchase up to 13,011 shares of our common stock were issued to Founders Equity Group, at a current exercise price of $1.05 per common share. The warrants contain dilution protection. The original exercise price was $11.50 per common share.

o May 1, 1999 - warrants to purchase up to 10,000 shares of our common stock were issued to one of our Senior Lenders, Fleet Bank N.A. As part of our Third Amendment, the exercise price for these warrants was reduced to $1.05 per share. The original exercise price was $15.50 per common share.

o April 1, 1999 - warrants to purchase up to 35,000 shares of our common stock were issued to one of our Senior Lenders, Bank of America N.A. As part of our Third Amendment, the exercise price for these warrants was reduced to $1.05 per share. The original exercise price was $14.00 per common share.

o June 1, 1998 - warrants to purchase up to 50,000 shares of our common stock were issued to one of our Senior Lenders, Bank of America N.A. As part of our Third Amendment, the exercise price for these warrants was reduced to $1.05 per share. The original exercise price was $13.00 per common share.

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

RECENT SALES OF UNREGISTERED SECURITIES

         On April 11, 2001, we completed a private placement of a $1.5 million convertible bridge loan with Sagemark Capital, an investment fund in which our Chairman is a limited partner. The loan may be converted into shares of our common stock at an initial conversion price of $3.60 and the conversion price is protected against dilution. In connection with this loan, we issued a warrant to purchase up to 680,000 shares of our common stock at $0.001 per share. One half of the warrant vested at closing and the remainder vests on October 3, 2001, if the loan is not repaid in full by such date. Our Chairman does not control Sagemark Capital and does not have any beneficial ownership in the shares into which this bridge loan may be converted.

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

         On October 11, 1999, we completed a private placement of $15,000,000 of our 10% convertible subordinated debentures ("10% Debentures"). We sold $13,962,500 of our 10% Debentures by December 31, 1999, and we sold the remaining $1,037,500 in January 2000. We used the cash from the sale of the 10% Debentures for acquisitions and general working capital. The 10% Debentures accrue interest at 10% payable each calendar quarter. For the first two years, we may elect to pay the interest by issuing additional 10% Debentures. For the next two years, we are to pay the interest in cash unless such payment is prohibited by our Senior Lenders. After such time, we are to pay the interest in cash. Through March 31, 2001, we have issued an additional $2,220,571 of our 10% Debentures as interest payments. The 10% Debentures may be converted to our common shares at a current conversion price of $1.05 per share. This conversion price is protected against dilution. We may call the 10% Debentures at any time and we are required to redeem the 10% Debentures on October 31, 2006. We sold $3,537,500 of the 10% Debentures to Donald Moorehead and his affiliates, and we sold $2,000,000 to Raymond Cash and his affiliates.


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

                                                                           EarthCare
                                                       ------------------------------------------------------------
                                                                                                       Period from
                                                                                                        inception
                                                                    Year ended December 31,          (March 19, 1997)
                                                       --------------------------------------------   to December 31,
                                                          2000             1999            1998            1997
                                                       ------------    ------------    ------------    ------------
Statement of Operations Data:

Continuing operations:
Revenues                                               $    702,477    $         --    $         --    $         --
                                                       ------------    ------------    ------------    ------------

Operating expenses:
  General and administrative expense                      5,791,546       5,422,364       2,899,820              --
  Depreciation and amortization                             154,872         146,556         103,624              --
                                                       ------------    ------------    ------------    ------------
    Total operating expenses                              5,946,418       5,568,920       3,003,444              --
                                                       ------------    ------------    ------------    ------------

Operating loss                                           (5,243,941)     (5,568,920)     (3,003,444)             --
  Interest expense                                        1,415,313         235,832          94,523              --
  Other                                                    (101,221)        (40,619)             --              --
                                                       ------------    ------------    ------------    ------------

Loss before income tax provision (benefit)               (6,558,033)     (5,764,133)     (3,097,967)             --

Income tax provision (benefit)                                   --              --        (823,002)             --
                                                       ------------    ------------    ------------    ------------
Loss from continuing operations                          (6,558,033)     (5,764,133)     (2,274,965)             --

Discontinued operations:
  Income (loss) from discontinued operations
   EarthAmerica                                         (11,627,417)     (9,859,742)        845,875        (258,352)
   EarthLiquids                                             503,023        (344,182)             --              --
   Allen Tate                                            (2,239,454)       (478,119)             --              --
                                                       ------------    ------------    ------------    ------------
      Income (loss) from discontinued operations        (13,363,848)    (10,682,043)        845,875        (258,352)

Loss from sale of discontinued operations
   EarthAmerica                                         (32,043,044)             --              --              --
   EarthLiquids                                         (28,380,660)             --              --              --
   Allen Tate                                            (4,021,018)             --              --              --
                                                       ------------    ------------    ------------    ------------
    Loss from sale of discontinued operations           (64,444,722)             --              --              --
                                                       ------------    ------------    ------------    ------------
  Net income (loss) from discontinued operations        (77,808,570)    (10,682,043)        845,875        (258,352)
                                                       ------------    ------------    ------------    ------------
Income (loss) before extraordinary items                (84,366,603)    (16,446,176)     (1,429,090)       (258,352)

Extraordinary gain on early retirement of debt                   --          86,817              --              --
                                                       ------------    ------------    ------------    ------------
Net loss                                                (84,366,603)    (16,359,359)     (1,429,090)       (258,352)
Dividends and accretion of discount on
     10% Preferred                                          (62,632)             --              --              --
                                                       ------------    ------------    ------------    ------------
Net loss available to common stockholders              $(84,429,235)   $(16,359,359)   $ (1,429,090)   $   (258,352)
                                                       ============    ============    ============    ============
Net loss per share - basic and diluted:
  Continuing operations                                $      (0.50)   $      (0.56)   $      (0.27)   $         --
  Discontinued operations                                     (5.94)          (1.03)           0.10           (0.13)
  Dividends, accretion of discount on preferred
     and extraordinary item                                      --              --              --              --
                                                       ------------    ------------    ------------    ------------
    Net loss                                           $      (6.44)   $      (1.59)   $      (0.17)   $      (0.13)
                                                       ============    ============    ============    ============
Weighted average number of common shares                 13,101,022      10,321,164       8,427,407       1,940,536


                                                              Predecessor
                                                     ---------------------------
                                                     Period  from
                                                      January 1
                                                          to         Year ended
                                                     December 31,   December 31,
                                                         1997            1996
                                                     ------------   ------------
Statement of Operations Data:

Continuing operations:
Revenues                                             $         --   $         --
                                                     ------------   ------------

Operating expenses:
  General and administrative expense                           --             --
  Depreciation and amortization                                --             --
                                                     ------------   ------------
    Total operating expenses                                   --             --
                                                     ------------   ------------
Operating loss                                                 --             --
  Interest expense                                             --             --
  Other                                                        --             --
                                                     ------------   ------------
Loss before income tax provision (benefit)                     --             --

Income tax provision (benefit)                                 --             --
                                                     ------------   ------------
Loss from continuing operations                                --             --

Discontinued operations:
  Income (loss) from discontinued operations
   EarthAmerica                                             2,320         58,634
   EarthLiquids                                                --             --
   Allen Tate                                                  --             --
                                                     ------------   ------------
      Income (loss) from discontinued operations            2,320         58,634

Loss from sale of discontinued operations
   EarthAmerica                                                --             --
   EarthLiquids                                                --             --
   Allen Tate                                                  --             --
                                                     ------------   ------------
     Loss from sale of discontinued operations                 --             --
                                                     ------------   ------------
  Net income (loss) from discontinued operations            2,320         58,634
                                                     ------------   ------------
Income (loss) before extraordinary items                    2,320         58,634

Extraordinary gain on early retirement of debt                 --             --
                                                     ------------   ------------
Net loss                                                    2,320         58,634
Dividends and accretion of discount on
     10% Preferred                                             --             --
                                                     ------------   ------------
Net loss available to common stockholders            $      2,320   $     58,634
                                                     ============   ============
Net loss per share - basic and diluted:
  Continuing operations                                       N/A            N/A
  Discontinued operations                                     N/A            N/A
  Dividends, accretion of discount on preferred
     and extraordinary item                                   N/A            N/A
                                                     ------------   ------------
    Net loss                                                  N/A            N/A
                                                     ============   ============
Weighted average number of common shares                      N/A            N/A



                                EARTHCARE COMPANY

                                                                           At December 31,
                                                       ------------------------------------------------------
                                                            2000                1999                1998
                                                       --------------      --------------      --------------

BALANCE SHEET DATA:
      Working capital (deficit)                        $  (19,477,413)     $    2,426,363      $      938,120
      Intangibles, net                                      7,311,210                  --                  --
      Net assets of discontinued operations                56,801,400          66,783,661          28,337,691
      Total assets                                         88,605,366          70,692,008          33,290,279
      Long-term debt, including current portion           102,143,019          47,448,606           9,327,940
      Retained earnings (accumulated deficit)            (102,424,185)        (18,046,801)         (1,687,442)
      Total shareholders' equity (deficit)                (42,409,571)         19,615,724          19,016,070

                                                                At December 31,
                                                       ----------------------------------
                                                            1997                1996
                                                       --------------      --------------

BALANCE SHEET DATA:
      Working capital (deficit)                        $   (1,153,561)     $     (130,188)
      Intangibles, net                                             --                  --
      Net assets of discontinued operations                   812,453           1,102,047
      Total assets                                          1,584,712             971,859
      Long-term debt, including current portion               303,955             539,849
      Retained earnings (accumulated deficit)                (258,352)            270,441
      Total shareholders' equity (deficit)                    812,453             270,941

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL

         EarthCare is a publicly traded company whose common stock is currently traded on the OTC Bulletin Board under the symbol "ECCO.OB". EarthCare and its subsidiaries are engaged in three non-hazardous waste divisions. Our EarthCare Solid Waste division provides collection, transfer and disposal of non-hazardous solid waste ("NSW") in Hillsborough County, Florida, the adjoining counties and Palm Beach County, Florida. Our EarthAmerica division provides non-hazardous liquid waste ("NLW") collection, processing, treatment, disposal, bulk transportation, pumping, plumbing and maintenance services from its operating locations in New York, New Jersey, Pennsylvania, Florida, Georgia and Texas. Our EarthLiquids division provides NLW used oil and oily wastewater recovery and treatment services in Florida, Delaware, Louisiana, Maryland, New Jersey and Pennsylvania. EarthLiquids also sells refined oil derived from used oil and oily wastewater.

         BACKGROUND OF BUSINESS PLAN

         EarthCare was created to become a leading national non-hazardous waste company through strategic acquisitions of companies that provide NLW pumping services. From our inception in 1997 through 2000, we completed 13 acquisitions of companies providing pumping and other NLW services, including plumbing, bulk hauling, industrial solid digest waste, and portable toilets.

         As we assumed control of these companies and integrated their operations into our EarthAmerica division, we discovered that the EarthAmerica service centers' level of business and revenue depended on customers calling us for service. The level of revenue from these lines of business was inconsistent and was greatly affected by factors such as weather, advertising and effective service center management.

         EarthCare and EarthAmerica's management teams determined that a significant portion of the newly acquired companies' operating results was generated by non-pumping services. A significant proportion of this non-pumping business was reactionary, meaning that when a customer called for service, EarthAmerica would react and provide the needed service. When customer call volume declined, our operating results were negatively affected. While certain lines of business, such as the bulk hauling and industrial digest services, maintained a steady volume of profitable business, other lines of business, such as plumbing, construction and portable toilets, were not steady and not profitable. Furthermore, frequent turnover in management, supervisory, sales and customer service personnel negatively affected the operating results of our EarthAmerica division.

         During the first half of 2000, EarthAmerica's management devised a plan to change the way in which we provide residential septic and restaurant grease trap services. Rather than wait for a customer to call for service, EarthAmerica service centers would proactively offer these services on a regularly scheduled basis. To enact these plans, EarthAmerica invested significantly in various sales and marketing efforts, many of which were not successful. During the second half of 2000, EarthAmerica's management refined those efforts and settled on two basic approaches. An EarthAmerica sales force, with performance based compensation, was developed to sell services and maintain customer relations with restaurant customers. For the residential septic line of business, sales and marketing efforts were focused on new home construction and real estate agents. In addition, as customers called the EarthAmerica service centers for septic service, we offered annual service plans to handle their septic pumping and maintenance needs. While this approach to restaurant and residential customers appears to have the potential to succeed, these programs are still early in their implementation and have not had an appreciable positive effect on our profitability.

         During 1999, our management team believed that the EarthAmerica restaurant and residential services could be expanded further nationally by acquiring other NLW companies and using their operating platforms to help the growth of EarthAmerica. As a result, EarthCare identified the used oil recycling and processing business as one that might complement EarthAmerica's existing lines of business. In 1999 and

2000, we completed the acquisitions of International Petroleum Corporation and Magnum Environmental and integrated these operations into our EarthLiquids division. To date, these acquisitions have not provided any additional growth for the EarthAmerica restaurant and residential service, although the EarthLiquids division has been a profitable division.

         In order to finance the EarthAmerica and EarthLiquids acquisitions and to finance the EarthAmerica sales and marketing efforts and the EarthAmerica operating losses, we relied on a combination of senior and subordinated debt. During 1999 and 2000, our overall operating results, primarily affected by the negative operating results of EarthAmerica, were not adequate to sustain the level of debt financing required. While we were able to service cash interest expense during this period, we were not able to meet the financial performance criteria required by our senior lenders, Bank of America, N.A. and Fleet Bank, N.A. (the "Senior Lenders"). For each quarter from December 31, 1999 through December 31, 2000, we were not in compliance with the financial covenants required by our Senior Lenders.

         During the second quarter of 2000, Donald Moorehead, our Chairman, and Raymond Cash, our Vice Chairman, agreed to personally guarantee our Senior Credit Facility for $20 million. In addition, if we were not able to raise certain amounts of equity or debt capital by certain dates, each of these individuals was required to provide liquid collateral to our Senior Lenders. We were not able to raise the additional equity or debt capital by the end of the third quarter of 2000. At that time, Donald Moorehead agreed to guarantee an additional $40 million of our Senior Credit Facility. During the fourth quarter of 2000, Donald Moorehead provided approximately $17 million in liquid collateral to the Senior Lenders, Raymond Cash provided $10 million of liquid collateral, and a private investor provided $3 million of liquid collateral. During the third and fourth quarters of 2000, we paid down $8 million on our Senior Credit Facility. This $8 million was financed by selling $5 million of common stock of and $3 million of convertible preferred stock to Donald Moorehead.

         During the third quarter of 2000, our executive management team and Board of Directors discussed strategic plans for EarthCare and agreed that the NSW industry provided a line of business that could generate a more consistent revenue stream, cash flows and earnings than the NLW industry, specifically the EarthAmerica division. Our executive management team has extensive experience in the solid waste industry and a proven track record of managing growing profitable operations. In our Form 10-Q for the third quarter of 2000, we disclosed our intent to focus our future management and financial resources on the NSW industry and to explore strategic and financing alternatives for our NLW lines of business.

         In July 2000, we acquired a minority interest in Liberty Waste, Inc., an NSW collection, transfer and disposal company operating in Hillsborough County, Florida by issuing 356,000 shares of our common stock to certain minority shareholders of Liberty Waste. In December 2000, we completed the acquisition of Liberty Waste, Inc. by issuing 520,100 shares of our common stock and by exchanging $5,915,000 of 10% Preferred stock for an equal amount of Liberty Waste's subordinated debt. EarthCare also assumed the senior debt and equipment and mortgage notes payable of Liberty Waste. Following the acquisition, Liberty Waste changed its name to EarthCare Resource Management of Florida, Inc. ("ERMF"). During 2000, EarthCare recognized as income approximately $702,000 in management fees paid by Liberty Waste. These fees helped support the ongoing operations of EarthCare. ERMF is financed as a stand-alone subsidiary of EarthCare and is not a party to EarthCare's Senior Credit Facility. EarthCare and ERMF have agreed not to guarantee each other's debt and not to provide permanent financing to each other as long as there were amounts outstanding under EarthCare's Senior Credit Facility.

         As part of the third amendment to our Senior Credit Facility entered into in April 2001 (the "Third Amendment"), we agreed to sell our EarthAmerica division by April 30, 2001 and our EarthLiquids division by May 31, 2001. We agreed that, if our EarthLiquids division were not sold by that date, we would hire a financial advisor acceptable to our Senior Lenders to handle the sale of the EarthLiquids division. Since we had been unable to raise additional equity or debt capital at that time, since we were not able to obtain additional senior bank financing from our Senior Lenders without additional collateral, and since our significant shareholders, Donald Moorehead and Raymond Cash, were not willing to provide additional collateral to support our Senior Credit Facility, our executive management team and Board of

Directors approved plans to dispose of our EarthAmerica and EarthLiquids divisions. We entered into negotiations with two different strategic buyers for the sale of these divisions. Based on the state of the discussions and negotiations with the strategic buyers, before the Third Amendment was completed, EarthCare's executive management team and Board of Directors concluded that these sales would provide the maximum stockholder value in the near to mid-term.

         RECENT DEVELOPMENTS

         During the third quarter of 2000, our management group and Board of Directors decided to focus our future management and financial resources principally on the NSW business in an effort to build a stronger company with more predictable revenue, earnings and cash flows. As part of this change of focus, we sold our environmental compliance software company, Allen Tate Commercial Software LLP, during the fourth quarter of 2000 to a private company owned by William Addy, one of our executive officers. We began exploring certain financing and strategic alternatives for our EarthAmerica and EarthLiquids divisions. On April 12, 2001, our Board of Directors approved a plan to sell both divisions.

         On April 16, 2001, we entered into the "Third Amendment" to our Senior Credit Facility. Pursuant to the Third Amendment, our lenders waived our lack of compliance with certain financial covenants, including (i) the monthly EBITDA (earnings before interest, taxes, depreciation and amortization) requirement; and (ii) the requirement that our Chairman provide all of his required $25.0 million collateral by December 31, 2000 pursuant to the terms of certain guaranty agreements. In addition, the Third Amendment required that we sell our EarthAmerica division by April 30, 2001 and our EarthLiquids division by May 31, 2001. Since we have not sold our EarthLiquids division by May 31, 2001, the Third Amendment required us to hire a financial advisor to assist us with an orderly sale of this division. The Third Amendment also requires that any net proceeds from the sale of our EarthAmerica and EarthLiquids divisions be used to pay down the outstanding balance of our Senior Credit Facility ($49.6 million as of July 13, 2001).

         We were not able to complete the sale of our EarthAmerica division by April 30, 2001. We are currently negotiating the sale of EarthAmerica's business units to several strategic buyers, and we expect to complete the sale of our EarthAmerica division business units during the third and fourth quarters of 2001. In addition, for the quarter ended March 31, 2001, our historical EBITDA from all of our operations, excluding EarthCare Solid Waste, amounted to $1,395,000, which was below the required level of $1,500,000. As of May 15, 2001, Donald Moorehead, our Chairman and Chief Executive Officer, was in the process of finalizing the collateral required to be provided by him on or before May 15, 2001. As a result of all of the above, we were not in compliance with certain covenants in our Senior Credit Facility.

         As of April 30, 2001, we entered into a letter agreement with our Senior Lenders that provides that we may continue to borrow and repay amounts under our Senior Credit Facility until our Senior Lenders notify us otherwise. As part of this letter agreement, we acknowledged that we were not in compliance with certain covenants, specifically: (i) we had not completed the sale of our EarthAmerica division by April 30, 2001; (ii) we did not comply with the required minimum EBITDA levels for the quarter ended March 31, 2001; and (iii) our Chairman and Chief Executive Officer, Donald Moorehead, had not completed the delivery of the required $25.0 million in collateral. As a result of our non-compliance with these covenants, we are currently in default under our Senior Credit Facility. We are in the process of negotiating a waiver and amendment to our Senior Credit Facility and expect to have such waiver and amendment completed by July 31, 2001.

         As a result of our being in default under our Senior Credit Facility, we are also in default under the agreements governing our 10% debentures, the 12% debentures, the Bridge Loan from Sanders Morris Harris and the bridge loan from Sagemark Capital. These agreements provide for a period of time to cure our default under the Senior Credit Facility before these debt holders may take action, including declaring the principal balance thereunder immediately due and payable. We have given notice to the holders of these debt securities of our default under the Senior Credit Facility. The holders of the 10% and 12% debentures have up to 90 days before the holders may take any action if we have not cured our Senior Credit Facility default. Sagemark Capital has 15 days to notify us if they intend to take action. The

Sanders bridge loan agreement provides that the holders must be notified of a default, but the agreement does not provide any time period for action. Although we expect to enter into a waiver and amendment to our Senior Credit Facility under terms that are satisfactory to EarthCare by July 31, 2001, we can provide no assurance that we will enter into a waiver and amendment by that date or a later date. In addition, we can provide no assurance that the holders of the 10% debentures, the 12% debentures, the Sanders Morris Harris bridge loan and the Sagemark Capital loan will not exercise their rights and demand accelerated payment once the respective periods of time for action on their behalf have elapsed.

         As a result of our non compliance with certain covenants in the Senior Credit Facility and because we expect to repay our Senior Credit Facility by the third quarter of 2001 following the sale of the EarthAmerica and EarthLiquids divisions, we have included the entire outstanding balance in our Senior Credit Facility as current indebtedness. Since we have 90 days to cure our default under the Senior Credit Facility and since we expect to complete a waiver and amendment to the Senior Credit Facility by July 31, 2001, we continue to report the 10% Debentures and 12% Debentures as long-term liabilities.

         On June 5, 2001, our common stock was delisted from the Nasdaq National Market because, among other reasons, our common stock had not traded above the minimum $5 bid price, did not have a current market capitalization exceeding $35 million, and had not had a market value for shares held by non-affiliates exceeding $15 million.

         Our independent accountants have expressed substantial doubt about our ability to continue as a going concern. We believe that EarthCare is a going concern. We believe that we have implemented a plan that will allow EarthCare to continue as a going concern focused on the solid waste industry. Our plans to improve the cash flow from operations and reduce our debt level are discussed herein and include the steps shown below:

o reducing the operating expenses (in addition to personnel reductions that have occurred in the fourth quarter of 2000) including the integration of certain management and administrative functions;

o managing working capital to improve cash flow from operating activities;

o        selling the EarthAmerica and EarthLiquids divisions;

o        refinancing certain existing debt, and

o        raising additional debt and equity capital.

         We can provide no assurance that we will be successful implementing the changes necessary to accomplish these objectives, or if we are successful, that the changes will help us improve our cash flow and reduce our debt.

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

         During 2000, the operating results for EarthAmerica deteriorated. While revenue increased principally due to the acquisition of All County Resource Management, a NLW company in New Jersey, operating expenses increased significantly. The following factors contributed to the lower operating results of EarthAmerica in 2000:

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

         Working capital deficiency

         At December 31, 2000, we had a working capital deficiency of approximately $19.5 million. Because the Third Amendment requires us to sell our EarthAmerica division and our EarthLiquids division and because we anticipate that we will sell both of these divisions during the year ending December 31, 2001, we have included the entire outstanding balance of our Senior Credit Facility as current indebtedness. As of December 31, 2000, the net working capital deficiency includes net assets from our discontinued EarthAmerica and EarthLiquids operations of $56.8 million and our Senior Credit Facility of $52.0 million. Once the sales of the EarthAmerica and EarthLiquids divisions are completed, it is likely that our working capital deficiency will be higher.

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

o $2.8 million accrued environmental remediation costs - This amount consists primarily of environmental liabilities accrued for as part of the acquisition of EarthLiquids's subsidiary, International Petroleum Corporation. At the time the purchase price was finalized, we recorded a reserve for the estimated remediation costs associated with various sites, as the amount was estimable and probable of being paid. We have not been able to determine when such liability will be discharged and, as a result, have included the liability as a current liability.

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

         CASH FLOWS - FINANCING ACTIVITIES..

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

         During the second quarter of 2001, we intend to evaluate our existing capital structure. We are evaluating an exchange offer to the holders of our 10% Debentures, our 12% Debentures and our 10% Preferred. This exchange offer would consist of two parts. Holders of our 10% Debentures and our 12% Debentures would be offered two exchange choices. One exchange would consist of receiving 10% Preferred with a conversion price lower than the current conversion price for the 10% Debentures of $1.05 per share. A second exchange choice would consist of a new series of convertible preferred stock with no redemption feature but with a lower conversion price than the first exchange offer. This second exchange offer would also be made to the current holders of our 10% Preferred. Although we have not formalized these plans, we expect that our exchange offers may be attractive enough to convince our current holders of 10% Debentures, 12% Debentures and 10% Preferred to convert their securities to a new series of preferred stock. There can be no assurances that we will be successful in exchanging our 10% Debentures, our 12% Debentures and our 10% Preferred on favorable terms to all.

         12% Debentures

         On February 16, 2000, we completed a $20,000,000 private placement of our 12% subordinated debentures, due March 30, 2008 (the "12% Debentures"), including the issuance of warrants to purchase 400,000 shares of EarthCare's common stock. We may pay interest on the 12% Debentures by issuing our common shares. The number of common shares issued is determined by dividing the interest payable by the closing price of our common stock on the day the interest is paid. On March 31, 2001, we were obligated to issue 3,090,966 shares of our common stock as the first interest payment on our 12% Debentures at a market value per share of $1.047.

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

         Sagemark Loan

         On April 11, 2001, ERMF's subsidiary, ERMSF, obtained a $1,500,000 convertible loan from Sagemark Capital (the "Sagemark Loan") in a private placement. This loan may be converted into shares of our common stock at a current price of $1.05 and contains dilution protection. Our Chairman is a limited partner in Sagemark Capital. We agreed to pay interest at 14% per year payable monthly in cash. In addition, we issued a warrant to purchase 680,000 shares of common stock at $0.001 per share. The warrant vested one half at closing and the remainder will vest on October 3, 2001 if the loan is not fully repaid at that time. Our Chairman has personally guaranteed the Sagemark Loan and we have agreed not to pledge any additional assets of ERMF or EAS. Our Chairman does not control Sagemark Capital and does not have any beneficial ownership of the shares into which the bridge loan may be converted.

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

         Our 10% Preferred contains conversion rights that allow the holders of such instruments to convert the face amount of the instruments into our common stock at a conversion price of $1.05 per share. If we issue common stock for less than $1.05 per share or we issue any convertible debt instrument or equity security with a conversion or exercise price of less than $1.05 per share, the conversion price for our 10% Preferred will be reduced as a result of these provisions. At the current conversion price of $1.05, we would be obligated to issue 12,300,000 shares of our common stock if the 10% Preferred were converted. If the conversion price was reduced to $0.75 per share, we would be obligated to issue and additional 4,920,000 shares of our common stock.

         Our 12% Debentures provide for semi-annual payments of interest at 12%, payable in shares of our common stock on March 30 and September 30. On March 31, 2001, we were obligated to issue 3,090,966 shares of our common stock as the first interest payment on our 12% Debentures at a market value per share of $1.047. If the market price of our common stock is $1.00 lower at the time of the next scheduled interest payments on September 30, 2001 and March 30, 2002, we will be obligated to issue approximately 48.8 million additional shares above the approximately 2.3 million shares we would issue if the market price per common share remained at the $1.047 level on March 31, 2001.

         We have 1,373,435 warrants outstanding as of June 30, 2001 with an exercise price of $1.05 per common share and dilution protection. If we reduce the conversion price on any of our convertible securities or we issue common stock at a price less than $1.05, the exercise price of the warrants will be reduced to the new conversion or issuance price.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               EARTHCARE COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                                                          December 31,
                                                                ------------------------------
                                                                     2000            1999
                                                                -------------    -------------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                    $   1,784,361    $     281,995
   Accounts receivable, net of allowance for doubtful
      accounts of $610,000                                          2,450,983               --
   Prepaid expenses and other current assets                          734,866          611,040
   Net assets of discontinued operations                           56,801,400        5,439,440
                                                                -------------    -------------
      Total current assets                                         61,771,610        6,332,475

Property, plant and equipment, net                                 15,472,481          941,701
Intangible assets, net                                              7,311,210               --
Other long-term assets                                              4,050,065        2,073,611
Net assets of discontinued operations                                      --       61,344,221
                                                                -------------    -------------
         Total assets                                           $  88,605,366    $  70,692,008
                                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                             $   2,099,158    $   1,606,633
   Accrued liabilities                                             15,972,512        2,021,045
   Current portion of long-term debt                               63,177,353          278,434
                                                                -------------    -------------
      Total current liabilities                                    81,249,023        3,906,112

Long-term debt                                                     38,965,666       47,170,172

Commitments and contingencies

Mandatory redeemable convertible preferred stock                   10,800,248               --

Stockholders' equity (deficit):
   Preferred stock, $.0001 par value; 30,000,000 shares
      authorized, none issued
   Common stock, $.0001 par value; 70,000,000 shares
      authorized, 14,569,349 and 11,250,793 shares
      issued, respectively                                              1,457            1,125
   Additional paid-in capital                                      60,013,157       37,661,400
   Accumulated deficit                                           (102,424,185)     (18,046,801)
                                                                -------------    -------------
      Total stockholders' equity (deficit)                        (42,409,571)      19,615,724
                                                                -------------    -------------
         Total liabilities and stockholders' equity (deficit)   $  88,605,366    $  70,692,008
                                                                =============    =============


          See accompanying notes to consolidated financial statements.

                               EARTHCARE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Year ended December 31,
                                                        --------------------------------------------
                                                            2000            1999             1998
                                                        ------------    ------------    ------------
Revenues                                                $    702,477    $         --    $         --
Expenses:
   General and administrative                              5,791,546       5,422,364       2,899,820
   Depreciation and amortization                             154,872         146,556         103,624
                                                        ------------    ------------    ------------
       Operating expenses                                  5,946,418       5,568,920       3,003,444
                                                        ------------    ------------    ------------
Operating loss                                            (5,243,941)     (5,568,920)     (3,003,444)
Interest expense                                           1,415,313         235,832          94,523
Other                                                       (101,221)        (40,619)             --
                                                        ------------    ------------    ------------
Net loss before income tax provision (benefit)            (6,558,033)     (5,764,133)     (3,097,967)
Income tax provision (benefit)                                    --              --        (823,002)
                                                        ------------    ------------    ------------
Loss from continuing operations                           (6,558,033)     (5,764,133)     (2,274,965)
Discontinued operations:
   Income (loss) from discontinued operations:
      EarthAmerica                                       (11,627,417)     (9,859,742)        845,875
      EarthLiquids                                           503,023        (344,182)             --
      Allen Tate                                          (2,239,454)       (478,119)             --
                                                        ------------    ------------    ------------
         Income (loss) from discontinued operations      (13,363,848)    (10,682,043)        845,875
                                                        ------------    ------------    ------------
   Loss from sale of discontinued operations:
      EarthAmerica                                       (32,043,044)             --              --
      EarthLiquids                                       (28,380,660)             --              --
      Allen Tate                                          (4,021,018)             --              --
                                                        ------------    ------------    ------------
         Loss from sale of discontinued operations       (64,444,722)             --              --
                                                        ------------    ------------    ------------
Income (loss) from discontinued operations               (77,808,570)    (10,682,043)        845,875
                                                        ------------    ------------    ------------
Loss before extraordinary item                           (84,366,603)    (16,446,176)     (1,429,090)
Extraordinary item - gain on early retirement of debt
   (net of income taxes of $53,000)                               --          86,817              --
                                                        ------------    ------------    ------------
Net loss                                                 (84,366,603)    (16,359,359)     (1,429,090)
Dividends and accretion of discount on 10% Preferred         (62,632)             --              --
                                                        ------------    ------------    ------------
Net loss available to common stockholders               $(84,429,235)   $(16,359,359)   $ (1,429,090)
                                                        ============    ============    ============
Net loss per share - basic and diluted:
   Continuing operations                                $      (0.50)   $      (0.56)   $      (0.27)
   Discontinued operations                                     (5.94)          (1.03)           0.10
   Dividends, accretion of discount on preferred
      and extraordinary item                                      --              --              --
                                                        ------------    ------------    ------------
      Net loss                                          $      (6.44)   $      (1.59)   $      (0.17)
                                                        ============    ============    ============
   Weighted average number of common shares               13,101,022      10,321,164       8,427,407


          See accompanying notes to consolidated financial statements.

                               EARTHCARE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Year ended December 31,
                                                             ---------------------------------------------
                                                                 2000            1999             1998
                                                             ------------    ------------     ------------
Cash flows from operating activities:
   Net loss                                                 $ (84,366,603)   $ (16,359,359)   $  (1,429,090)
   Adjustments to reconcile loss to net cash
      provided (used) in operating activities:
      Net loss from sale of discontinued operations            64,444,722               --               --
      Depreciation and amortization                               154,872          146,556          103,624
      Gain on early extinguishment of debt                             --         (139,817)              --
      Deferred income taxes                                            --               --         (823,002)
      Non cash interest expense                                 4,753,099               --               --
      Other non-cash expenses                                     285,000          150,000           36,521
      Changes in assets and liabilities,
         excluding effects of acquired businesses:
         Accounts receivable                                     (468,806)              --               --
         Other current assets                                     158,084         (201,479)        (370,495)
         Other assets                                             486,535         (352,363)        (189,358)
         Accounts payable                                        (388,263)        (285,745)       3,554,976
         Accrued expenses and other, net                        9,551,749          773,551        1,247,494
      Net change from discontinued operations                   4,083,558       10,773,963       (3,601,353)
                                                            -------------    -------------    -------------
   Net cash used in operating activities                       (1,306,053)      (5,494,693)      (1,470,683)
                                                            -------------    -------------    -------------
Cash flows from investing activities:
   Capital expenditures                                          (250,780)        (428,210)        (237,030)
   Business acquisitions                                          613,900               --               --
   Issuance of notes receivable                                        --          (15,000)              --
   Collection of notes receivable                                  17,072           66,293               --
   Net change from discontinued operations                    (47,402,980)     (32,844,113)     (21,223,465)
                                                            -------------    -------------    -------------
   Net cash used in investing activities                      (47,022,788)     (33,221,030)     (21,460,495)
                                                            -------------    -------------    -------------
Cash flows from financing activities:
   Borrowings under Senior Credit Facility and other debt     145,500,000       36,862,731       15,632,187
   Payments on Senior Credit Facility and other debt         (126,893,685)     (13,100,166)      (9,740,954)
   Proceeds from issuance of 10% Debentures                     1,037,500       13,962,500               --
   Proceeds from issuance of 12% Debentures                    20,000,000               --               --
   Sale of common stock                                         8,880,000               --       15,500,000
   Sale of 10% Preferred                                        3,000,000               --               --
   Payment of debt issue costs                                 (1,692,708)        (872,131)              --
   Exercise of stock options and warrants                             100        1,105,190        2,383,987
                                                            -------------    -------------    -------------
   Net cash provided by financing activities                   49,831,207       37,958,124       23,775,220
                                                            -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents            1,502,366         (757,599)         844,042
Cash and cash equivalents, beginning of period                    281,995        1,039,594          195,552
                                                            -------------    -------------    -------------
Cash and cash equivalents, end of period                    $   1,784,361    $     281,995    $   1,039,594
                                                            =============    =============    =============
Supplemental cash flow information:
   Cash paid for interest                                   $   5,165,727    $   1,777,714    $     657,455
                                                            =============    =============    =============


          See accompanying notes to consolidated financial statements.

                                EARTHCARE COMPANY
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                               Common stock
                                                        ------------------------------
                                                                                             Additional     Accumulated
                                                            Shares         Amount         paid in capital     deficit
                                                        -------------    -------------    ---------------  -------------
Balance, December 31, 1997                                  4,401,695    $         441    $   1,070,364    $    (258,352)

   Sale of common stock                                     3,753,397              375       15,499,625               --
   Common stock issued for acquisitions of businesses         460,000               46        1,544,454               --
   Exercise of stock options                                  627,500               63          473,062               --
   Exercise of warrants                                       328,941               32        1,910,830               --
   Issuance of warrant for debt issuance costs                     --               --          100,000               --
   Issuance of options for non-employee compensation               --               --          104,220               --
   Net loss                                                        --               --               --       (1,429,090)
                                                        -------------    -------------    -------------    -------------
Balance, December 31, 1998                                  9,571,533              957       20,702,555       (1,687,442)

   Common stock issued for acquisitions of businesses       1,493,437              149       15,485,930               --
   Exercise of stock options                                  178,750               18        1,065,165               --
   Exercise of warrants                                         7,073                1           40,008               --
   Issuance of warrant for debt issuance costs                     --               --           70,714               --
   Issuance of options for non-employee compensation               --               --          297,028               --
   Net loss                                                        --               --               --      (16,359,359)
                                                        -------------    -------------    -------------    -------------
Balance, December 31, 1999                                 11,250,793            1,125       37,661,400      (18,046,801)

   Common stock issued for acquisitions of businesses       2,228,164              223       13,532,294               --
   Sale of common stock in a private placement              1,599,807              160        8,879,840               --
   Exchange of common stock for preferred stock              (599,807)             (60)      (1,874,337)              --
   Exercise of stock options                                       17               --               99               --
   Issuance of warrants                                            --               --        1,362,000               --
   Conversion of 10% subordinated notes                        30,375                3          109,347               --
   Common stock issued for earn-out obligations                40,000                4          227,516               --
   Common stock issued for litigation settlement               20,000                2          114,998               --
   Accretion of discount on 10% preferred                          --               --               --          (10,781)
   Net loss                                                        --               --               --      (84,366,603)
                                                        -------------    -------------    -------------    -------------
Balance, December 31, 2000                                 14,569,349    $       1,457    $  60,013,157    $(102,424,185)
                                                        =============    =============    =============    =============


                                                              Total
                                                          -------------
Balance, December 31, 1997                                $     812,453

   Sale of common stock                                      15,500,000
   Common stock issued for acquisitions of businesses         1,544,500
   Exercise of stock options                                    473,125
   Exercise of warrants                                       1,910,862
   Issuance of warrant for debt issuance costs                  100,000
   Issuance of options for non-employee compensation            104,220
   Net loss                                                  (1,429,090)
                                                          -------------
Balance, December 31, 1998                                   19,016,070

   Common stock issued for acquisitions of businesses        15,486,079
   Exercise of stock options                                  1,065,183
   Exercise of warrants                                          40,009
   Issuance of warrant for debt issuance costs                   70,714
   Issuance of options for non-employee compensation            297,028
   Net loss                                                 (16,359,359)
                                                          -------------
Balance, December 31, 1999                                   19,615,724

   Common stock issued for acquisitions of businesses        13,532,517
   Sale of common stock in a private placement                8,880,000
   Exchange of common stock for preferred stock              (1,874,397)
   Exercise of stock options                                         99
   Issuance of warrants                                       1,362,000
   Conversion of 10% subordinated notes                         109,350
   Common stock issued for earn-out obligations                 227,520
   Common stock issued for litigation settlement                115,000
   Accretion of discount on 10% preferred                       (10,781)
   Net loss                                                 (84,366,603)
                                                          -------------
Balance, December 31, 2000                                $ (42,409,571)
                                                          =============


          See accompanying notes to consolidated financial statements.

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1.       BUSINESS AND BASIS OF PRESENTATION

         EarthCare Company (the "Company" or "EarthCare") is a publicly traded company whose common stock is currently traded on the Nasdaq National Market under the symbol "ECCO". EarthCare and its subsidiaries are engaged in three non-hazardous waste divisions. Our EarthCare Solid Waste division provides collection, transfer and disposal of non-hazardous solid waste ("NSW") in Hillsborough County, Florida, the adjoining counties and Palm Beach County, Florida. Our EarthAmerica division provides non-hazardous liquid waste ("NLW") collection, processing, treatment, disposal, bulk transportation, pumping, plumbing and maintenance services from its operating locations in New York, New Jersey, Pennsylvania, Florida, Georgia and Texas. Our EarthLiquids division provides NLW used oil and oily wastewater recovery and treatment services in Florida, Delaware, Louisiana, Maryland, New Jersey and Pennsylvania. EarthLiquids also sells refined oil derived from used oil and oily wastewater.

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

         During the second quarter of 2001, we intend to evaluate our existing capital structure. We are evaluating an exchange offer to the holders of our 10% Debentures, our 12% Debentures and our 10% Preferred. This exchange offer would consist of two parts. Holders of our 10% Debentures and our 12% Debentures would be offered two exchange choices. One exchange would consist of receiving 10% Preferred with a conversion price lower than the current conversion price for the 10% Debentures of $1.05 per share. A second exchange choice would consist of a new series of convertible preferred stock with no redemption feature but with a lower conversion price than the first exchange offer. This second exchange offer would also be made to the current holders of our 10% Preferred. Although we have not formalized these plans, we expect that our exchange offers may be attractive enough to convince our current holders of 10% Debentures, 12% Debentures and 10% Preferred to convert their securities to a new series of preferred stock. There can be no assurances that we will be successful in exchanging our 10% Debentures, our 12% Debentures and our 10% Preferred on favorable terms to all.

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

o EarthAmerica - Reduce the operating expenses, including personnel reductions that have occurred in the fourth quarter of 2000 and including the integration of certain management and administrative functions,

o aggressively manage working capital to improve the cash flow from operating activities,

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

         WORKING CAPITAL DEFICIENCY

         At December 31, 2000, we had a working capital deficiency of approximately $19.5 million. However, this working capital deficiency is in large part due to the fact that we have included $52.0 million of our Senior Credit Facility as current indebtedness because we are required to repay such debt following the sale of the EarthAmerica and the EarthLiquids divisions. As of December 31, 2000, our working capital deficiency included $56.8 million of net assets for our discontinued EarthAmerica and EarthLiquids divisions and $52.0 million outstanding under our Senior Credit Facility.

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

         OPERATING RESULTS

         During 2000 and 1999, we incurred a loss from operations of both our continuing and our discontinued operations of approximately $19.9 million and $16.4 million, respectively. After deducting the loss recognized on impairment of EarthAmerica's long-lived assets of $3.4 million and $11.3 million,

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


we incurred a net loss from operating activities of $16.5 million and $5.1 million, respectively. It should be noted that during the same period, our cash used by these operating activities was $1.3 million in 2000 and $5.5 million in 1999. The differences between the net loss from operating activities and the cash needs for operating activities are principally caused by the following factors:

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



         We have presented the results of operations for EarthAmerica, EarthLiquids and Allen Tate in our consolidated statements of operations as losses from discontinued operations. We have consulted with counsel regarding the need for stockholder approval prior to the consummation of the EarthAmerica and EarthLiquids sale transactions. We have concluded that stockholder approval is not required for the sale of the EarthAmerica divisions and that, assuming the sale of the EarthAmerica divisions, stockholder approval will be required for the sale of the EarthLiquids division. Based on the fact that our Board of Directors approved plans to dispose of both of these divisions, we reported for these divisions as discontinued operations.

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

         We have presented below a summary of the operating results from the discontinued operations for the years ended December 31, 2000, 1999 and 1998:



                                                                   Year ended December 31,
                                                   -----------------------------------------------------
                                                        2000                1999              1998
                                                   ---------------    ---------------    ---------------
EarthAmerica:
     Net sales                                     $    47,897,856    $    38,684,660    $    25,690,672
     Cost of operations                                 32,680,272         25,690,708         17,907,036
     Selling, general and administrative expense        14,569,922          7,227,999          4,505,931
     Depreciation and amortization expense               3,441,338          2,180,538          1,348,357
     Provision for impairment of assets                  3,350,574         11,261,000                 --
                                                   ---------------    ---------------    ---------------
     Operating income (loss)                            (6,144,250)        (7,675,585)         1,929,348
     Interest and other expense                          5,483,167          1,613,097            565,033
     Income tax provision                                       --            571,060            518,440
                                                   ---------------    ---------------    ---------------
     Income (loss) from discontinued operations    $   (11,627,417)   $    (9,859,742)   $       845,875
                                                   ===============    ===============    ===============

EarthLiquids:
     Net sales                                     $    36,735,909    $     3,128,673    $            --
     Cost of operations                                 24,170,842          1,910,565                 --
     Selling, general and administrative expense         5,960,241            760,497                 --
     Depreciation and amortization expense               2,800,280            238,812                 --
                                                   ---------------    ---------------    ---------------
     Operating income (loss)                             3,804,546            218,799                 --
     Interest and other expense                          3,301,523            562,981                 --
                                                   ---------------    ---------------    ---------------
     Income (loss) from discontinued operations    $       503,023    $      (344,182)   $            --
                                                   ===============    ===============    ===============

Allen Tate:
     Net sales                                     $        87,661    $            --    $            --
     Cost of operations                                     59,829                 --                 --
     Selling, general and administrative expense         1,644,133            355,834                 --
     Depreciation and amortization expense                 330,598             97,380                 --
                                                   ---------------    ---------------    ---------------
     Operating income (loss)                            (1,946,899)          (453,214)                --
     Interest and other expense                            292,555             24,905                 --
                                                   ---------------    ---------------    ---------------
     Loss from discontinued operations             $    (2,239,454)   $      (478,119)   $            --
                                                   ===============    ===============    ===============

Total:
     Net sales                                     $    84,721,426    $    41,813,333    $    25,690,672
     Cost of operations                                 56,910,943         27,601,273         17,907,036
     Selling, general and administrative expense        22,174,296          8,344,330          4,505,931
     Depreciation and amortization expense               6,572,216          2,516,730          1,348,357
     Provision for impairment of assets                  3,350,574         11,261,000                 --
                                                   ---------------    ---------------    ---------------
     Operating income (loss)                            (4,286,603)        (7,910,000)         1,929,348
     Interest and other expense                          9,077,245          2,200,983            565,033
                                                                --            571,060            518,440
                                                   ---------------    ---------------    ---------------
     Income (loss) from discontinued operations    $   (13,363,848)   $   (10,682,043)   $       845,875
                                                   ===============    ===============    ===============

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



         We have presented below a summary of the net assets of the discontinued operations as of December 31, 2000 and 1999.



                                                                   Year ended December 31,
                                                             ----------------------------------
                                                                   2000               1999
                                                             ---------------    ---------------
Accounts receivable                                          $    11,654,143    $     8,584,578
Prepaid expenses and other current assets                          2,363,465          1,284,564
Property, plant and equipment, net                                54,461,874         29,936,275
Intangible assets, net                                            56,730,800         29,577,480
Other assets                                                          47,908          1,869,448
Accounts payable                                                  (5,766,653)        (3,266,961)
Accrued liabilities                                               (3,856,433)        (1,201,723)
Estimated loss on the planned sale of EarthAmerica               (30,453,044)                --
     - excludes $1,590,000 of liabilities that
     were included in the estimated loss on sale
     of EarthAmerica and are reflected as current
     liabilities on the balance sheet at
     December 31, 2000
Estimated loss on the planned sale of EarthLiquids               (28,380,660)                --
                                                             ---------------    ---------------
Net assets of discontinued operations                        $    56,801,400    $    66,783,661
                                                             ===============    ===============


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

         ENVIRONMENTAL REMEDIATION LIABILITY

         We have recognized approximately $2.8 million in environmental remediation liabilities as of December 31, 2000, primarily in connection with certain identified environmental matters in our EarthLiquids division that were identified at the time of the acquisition of one of the companies that forms this division. We do not expect that a buyer for the EarthLiquids division will assume such liabilities; therefore these liabilities are presented as part of our continuing operations. We periodically review and evaluate our exposure for environmental matters and adjust the level of environmental liabilities. During 2000, we did not incur any significant charges to our environmental remediation liabilities.

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

         INCOME TAXES

         We record a current income tax provision for the federal and state income tax liability based on each period's taxable income. We record a deferred income tax provision each period for the federal and state income tax effects of the changes in our deferred tax assets and liabilities between the beginning and end of each year. We calculate the deferred tax assets and liabilities based on the temporary differences between the financial reporting and the tax bases of our assets and liabilities. Temporary differences are those differences that originate in one year and reverse in another year. We do not calculated deferred taxes on permanent differences.

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

         For the years ended December 31, 2000, 1999 and 1998, we excluded the following potentially dilutive common stock equivalents from our calculations of diluted shares:

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                               Year ended December 31,
                                                ---------------------------------------------------
                                                      2000              1999              1998
                                                ---------------   ---------------   ---------------
Common stock equivalent
Stock options and warrants                            2,585,233         2,976,140         2,304,009
Contingently issuable shares                            465,567           460,271            70,000
Shares issuable upon conversion of:
     10% Debentures                                   4,483,101         1,304,348                --
     10% Preferred                                    3,587,500                --                --
Shares issuable                                              --                --
     to pay interest on 12% Debentures                2,471,366                --                --
                                                ---------------   ---------------   ---------------
                                                     13,592,767         4,740,759         2,374,009
                                                ===============   ===============   ===============

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

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


6.       ACQUISITIONS AND DISPOSALS

         EARTHCARE SOLID WASTE

         On March 31, 2000, we entered into a management agreement with Liberty Waste, Inc. ("Liberty Waste"), a privately owned Florida corporation engaged in the collection, transfer and disposal of NSW in Hillsborough County, Florida and the adjoining counties. We agreed to provide management services such as accounting services, investment banking advisory services, bid and bond advice, municipal contract assistance and advice with commercial banking services. Under the terms of this agreement, we recognized $702,477 in management fee revenue during the year ended December 31, 2000, after eliminating our share of the earnings of Liberty Waste. Liberty Waste was a majority owned subsidiary of Solid Waste Ventures, Inc. ("Solid Waste Ventures"), a privately owned company. Donald Moorehead, Chairman, Chief Executive Officer and a significant stockholder in the Company, has provided subordinated debt financing to Solid Waste Ventures and has personally guaranteed the senior debt of Solid Waste Ventures. Mr. Moorehead does not have an ownership interest in Solid Waste Ventures, Inc.

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

         We preliminarily allocated the total consideration to the fair market value of ERMF's assets and liabilities as follows:

Aggregate consideration for acquisition of ERMF                          $   9,641,392
Allocated to assets and liabilities at estimated fair values:
     Cash                                                                      613,900
     Accounts receivable                                                     1,982,177
     Other current assets                                                      789,631
     Property, plant and equipment                                          15,405,397
     Accounts payable and accrued expenses                                  (3,146,220)
     Long-term debt                                                        (13,314,703)
                                                                         -------------
     Goodwill                                                            $   7,311,210
                                                                         =============

         On April 2, 2001, we acquired the equipment and intangible assets of Palm Carting, Inc., a NSW collection company located in Palm Beach County, Florida for $350,000 in cash and future earn outs of up to $250,000 to be paid in shares of our common stock if certain revenue targets are met, with the number of shares determined by the closing price on the dates of measurement.

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

         EARTHAMERICA

         On March 10, 2000, we acquired all of the outstanding capital stock of All County Resource Management Corporation ("All County"), a NLW collection, treatment, transportation and disposal services company located in Vernon, New Jersey. We acquired All County for $7,800,000 in cash and 598,686 shares of EarthCare's common stock with an aggregate market value of $4,500,000 at issuance. Our EarthAmerica service center in Vernon, New Jersey includes the former operations of All County.

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


                                                                 Year ended December 31,
                                                           ----------------------------------
                                                                 2000                1999
                                                                       (Unaudited)
Revenues                                                   $    18,540,637    $     5,884,853
Net loss from continuing operations                        $    (6,679,672)   $    (6,275,862)
Net loss from continuing operations per share              $         (0.46)   $         (0.43)


7.       PROPERTY AND EQUIPMENT

         As of December 31, 2000 and 1999, our property, plant and equipment consisted of the following:


                                                   December 31,
                                       ---------------------------------
                                             2000              1999
                                       ---------------   ---------------
Land                                   $     5,708,800   $       152,100
Machinery and equipment                      8,377,499           165,754
Buildings and improvements                   1,124,552                --
Office equipment                               124,906                --
Leasehold improvements                              --                --
Construction-in-progress                       136,724           623,847
                                       ---------------   ---------------
                                            15,472,481           941,701
Less accumulated depreciation                       --                --
                                       ---------------   ---------------
                                       $    15,472,481   $       941,701
                                       ===============   ===============


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

                                EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



9.       DEBT

         As of December 31, 2000 and 1999, our debt consisted of the following:

                                                  December 31,
                                      ----------------------------------
                                             2000               1999
                                      ---------------    ---------------
Senior Credit Facility                $    52,000,000    $    33,100,000
ERMF Senior Debt                            7,817,693                 --
ERMF Subordinated Debt                      3,000,000                 --
ERMF Other Debt                             2,111,794                 --
12% Debentures                             20,000,000                 --
10% Debentures                             16,696,765         13,962,500
Other                                         516,767            386,106
                                      ---------------    ---------------
Total debt                                102,143,019         47,448,606
Less current portion                      (63,177,353)          (278,434)
                                      ---------------    ---------------
Long-term debt                        $    38,965,666    $    47,170,172
                                      ===============    ===============


         Senior Credit Facility

         Our Senior Credit Facility currently provides that, as of March 1, 2001, we may borrow up to $51,100,000 at prime plus 1 1/2%. The prime rate was 9.5% at December 31, 2000 and was 8.0% as of April 13, 2001. The prime rate is based on the published rate of Bank of America N.A. On April 16, 2001, we entered into a third amendment (the "Third Amendment") to our Senior Credit Facility, with our Senior Lenders, Bank of America N.A. and Fleet Bank N.A, due to non-compliance with certain covenants as of December 31, 2000. The key terms of this amendment include the following:

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

         Our Senior Credit Facility is personally guaranteed in its entirety by our Chairman and is personally guaranteed for $20,000,000 by our Vice Chairman. In addition, our Chairman has provided approximately $17,000,000 of collateral, our Vice Chairman has provided approximately $10,000,000 of collateral and a private investor has provided approximately $3.0 million in collateral to support our Senior Credit Facility.

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

o        Donald Moorehead, Chairman and Chief Executive Officer - $7,500,000,

o Moorehead Charitable Remainder Unit Trust, for which Donald Moorehead is the trustee - $1,500,000,

o Cash Family Limited Partnership, an affiliate of Raymond Cash, Vice Chairman - $7,500,000,

o        Founders Equity Group, - $1,000,000,

o        George Moorehead, brother of Donald Moorehead - $1,500,000, and

o An individual investor who has provided collateral for our Senior Credit Facility - $1,000,000

         The 12% Debentures mature March 30, 2008 and accrue interest at 12% per year from the date of the sale, payable semi-annually on September 30 and March 30 of each year. The first interest payment due September 30, 2000 was deferred to March 31, 2001, and in return for such deferral, we issued additional warrants to purchase 400,000 shares of our common stock. We may pay interest on the 12% Debentures by issuing our common stock. The number of shares issued is determined by dividing the interest payable by the closing price of our common stock on the day the interest is paid. On March 31, 2001, we were obligated to issue 3,090,966 shares of EarthCare's common stock at a market value of $1.047 per share for the first interest payment on the 12% Debentures. We used the proceeds from this sale to finance acquisitions and for general working capital.

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

         Interest is payable quarterly at the rate of 10% per year on the 10% Debentures. From the closing through October 2001, interest is payable in kind issuing additional 10% Debentures. For the two years ending October 2003, interest may be paid in cash if permitted by our Senior Lenders, otherwise interest is payable in additional debentures. For the last three years, interest is payable in cash. The holders of the 10% Debentures may convert the 10% Debentures into shares of our common stock at a rate of $1.05 per share. Based on the balance of the 10% Debentures at March 31, 2001, if the holders converted their 10% Debentures, they would receive 16,293,778 shares of our common stock. The conversion price is protected against dilution and may be lowered.

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

         On April 11, 2001, ERMSF obtained a $1,500,000 convertible loan from Sagemark Capital (the "Sagemark Loan") in a private placement. Our Chairman is a limited partner in Sagemark Capital. We agreed to pay interest at 14% per year payable monthly in cash. The loan may be converted into shares of our common stock at an initial conversion price of $1.05 and the conversion price is protected against dilution. In addition, we issued a warrant to purchase 680,000 shares of common stock at $0.001 per share. The warrant vested one half at closing and the remainder will vest on October 3, 2001 if the loan is not fully repaid at that time. Our Chairman has personally guaranteed the Sagemark Loan and we have agreed not to pledge any additional assets of ERMF or EAS. Our Chairman does not control Sagemark Capital and does not have any beneficial ownership of the shares into which the bridge loan may be converted.

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

         Our 10% Debentures and our 10% Preferred contain conversion rights that allow the holders of such instruments to convert the face amount of the instruments into our common stock at a conversion price of $1.05 per share. If we issue common stock for less than $1.05 per share or we issue any convertible debt instrument or equity security with a conversion or exercise price of less than $1.05 per share, the conversion price for our 10% Debentures and our 10% Preferred will be reduced.

         Our 12% Debentures provide for semi-annual payments of interest at 12%, payable in shares of our common stock on March 30 and September 30. On March 31, 2001, we were obligated to issue 3,090,966 shares of our common stock as the first interest payment on our 12% Debentures at a market value per share of $1.047. If the market price of our common stock is $1.00 lower at the time of the next scheduled interest payments on September 30, 2001 and March 30, 2002, we will be obligated to issue approximately 48.8 million additional shares above the approximately 2.3 million shares we would issue if the market price per common share remained at the $1.047 level on March 31, 2001.

         Future principal payments. We are obligated to make the following principal payments on our debt during the next five years:

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

         We may declare a 10% quarterly dividend at the end of each fiscal quarter. No dividends have been declared to date on our 10% Preferred. Our 10% Preferred is convertible at the holder's option into our common stock at a current conversion price of $1.05 per share. The conversion price is protected against dilution and is lowered upon the sale of common shares with a sales price lower than $1.05 or the issuance of convertible securities with a conversion price lower than $1.05. The holders of the 10% Preferred are entitled to vote with our common stockholders based on the number of common shares into which the 10% Preferred would convert. We are required to redeem the 10% Preferred on December 31, 2005.

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

         WARRANTS

         As of April 16, 2001, warrants to purchase 2,399,404 shares of our common stock were outstanding at an average exercise price of $1.71. At December 31, 2000, warrants to purchase 1,569,404 shares were outstanding at an average exercise price of $5.55. These warrants are generally exercisable for a period of four to five years. We issued these warrants as follows:

o April 16, 2001 - warrants to purchase up to 150,000 shares of our common stock with a current exercise price of $1.05 per share were issued to our Senior Lenders, Bank of America N.A. and Fleet Bank N.A., in connection with our Third Amendment to our Senior Credit Facility. These warrants contain dilution protection.

o April 4, 2001 - warrants to purchase up to 680,000 shares of our common stock with an exercise price of $0.001 per share were issued to Sagemark Capital in connection with the Sagemark Loan. These warrants vested one half in April 2001 and the remainder vests equally over the four months ending October 1, 2001.

o September 30, 2000 - warrants to purchase up to 400,000 shares of our common stock with a current exercise price of $1.05 per common share were issued to the holders of our 12% Debentures. These warrants were issued in connection with a deferral of the interest payment on the 12% Debentures due September 30, 2000. These warrants contain dilution price protection. The original exercise price was $5.00 per share.

o July 1, 2000 - warrants to purchase 50,000 shares of our common stock with an exercise price of $7.81 per common share were issued to a former employee and consultant in connection with the settlement of a litigation matter.

o June 30, 2000 - warrants to purchase up to 200,000 shares of our common stock with a current exercise price of $1.05 per common share were issued to Founders Equity Group, an investment bank, in connection with a private placement of 599,807 shares of our common stock. These warrants contain dilution price protection. The original exercise price was $6.67 per share.

o May 25, 2000 - warrants to purchase up to 75,000 shares of our common stock with an exercise price of $7.00 per common share were issued to three current directors and two former directors. The warrants issued to former directors replaced options previously held by those directors.

o February 16, 2000 - warrants to purchase up to 400,000 shares of our common stock with a current exercise price of $1.05 per share were issued to the holders of our 12% Debentures. These warrants were issued in connection with our private placement of our 12% Debentures. These warrants contain dilution protection. The original exercise price was $6.63 per share.

o November 1999 and January 2000 - warrants to purchase up to 117,424 shares of our common stock were issued to Sanders Morris Harris, at an exercise price of $1.05 per common share. The warrants contain dilution protection. The original exercise price was $11.50 per common share.

o November 1999 and January 2000 - warrants to purchase up to 13,011 shares of our common stock were issued to Founders Equity Group, at a current exercise price of $1.05 per common share. The warrants contain dilution protection. The original exercise price was $11.50 per common share.

                               EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


o May 1, 1999 - warrants to purchase up to 10,000 shares of our common stock were issued to one of our Senior Lenders, Fleet Bank N.A. As part of our Third Amendment, the exercise price for these warrants was reduced to $1.05 per share. The original exercise price was $15.50 per common share.

o April 1, 1999 - warrants to purchase up to 35,000 shares of our common stock were issued to one of our Senior Lenders, Bank of America N.A. As part of our Third Amendment, the exercise price for these warrants was reduced to $1.05 per share. The original exercise price was $14.00 per common share.

o June 1, 1998 - warrants to purchase up to 50,000 shares of our common stock were issued to one of our Senior Lenders, Bank of America N.A. As part of our Third Amendment, the exercise price for these warrants was reduced to $1.05 per share. The original exercise price was $13.00 per common share.

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

                                                      Year ended December 31,
                                           ---------------------------------------------
                                               2000            1999             1998
                                           ------------    -------------    ------------
Net loss from continuing operations
As reported                                $ (6,558,033)   $  (5,764,133)   $ (2,274,965)
Pro forma                                  $ (8,084,934)   $ (12,386,952)   $ (4,088,058)
Pro forma net loss per share               $      (0.62)   $       (1.20)   $      (0.49)

                               EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


STOCK OPTION ACTIVITY

         The following table shows the activity for the Option Plan for the three-year period ended December 31, 2000.


                                    Beginning of                                                                 Exercisable at
Option holders                          year          Granted        Exercised     Cancelled     End of year       end of year
--------------                      ------------     ----------      ---------     ----------    -----------     --------------
YEAR ENDED DECEMBER 31, 2000
Employees                                483,250        220,000             --        226,773        476,477            113,245
Non-employees                            527,200             --         25,000        426,200         76,000             38,000
Executive officers
    and Directors                      1,706,704        225,000             --      1,468,352        463,352            133,588
                                    ------------     ----------      ---------     ----------    -----------     --------------

    Total                              2,717,154        445,000         25,000      2,121,325      1,015,829            284,833
                                    ============     ==========      =========     ==========    ===========     ==============

YEAR ENDED DECEMBER 31, 1999
Employees                                350,750        155,000          3,750         18,750        483,250             86,750
Non-employees                            527,200         20,000             --         20,000        527,200            394,300
Executive officers
    and Directors                      1,205,000      1,071,704        175,000        395,000      1,706,704            200,838
                                    ------------     ----------      ---------     ----------    -----------     --------------

    Total                              2,082,950      1,246,704        178,750        433,750      2,717,154            681,888
                                    ============     ==========      =========     ==========    ===========     ==============

YEAR ENDED DECEMBER 31, 1998
Employees                                     --        478,250         15,000        112,500        350,750
Non-employees                                 --        527,200             --             --        527,200
Executive officers                                                                                        --
    and Directors                        612,500      1,395,000        612,500        190,000      1,205,000
                                    ------------     ----------      ---------     ----------    -----------

    Total                                612,500      2,400,450        627,500        302,500      2,082,950
                                    ============     ==========      =========     ==========    ===========

                               EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


         During the three-year period ended December 31, 2000, our stock option activity by exercise price has been as follows:


Fair value at the date of      Exercise    Beginning of                                                             Exercisable at
           grant                price          year        Granted        Exercised    Cancelled     End of year      end of year
-------------------------      --------    ------------  -----------      ---------    ----------    -----------    --------------

YEAR ENDED DECEMBER 31, 2000
          $3.75                $   3.75              --       75,000             --            --         75,000                --
          $6.00                $   6.00         275,000       25,000             --            --        300,000           137,500
          $6.87                $   6.87              --       95,000             --        10,000         85,000                --
          $7.00                $   7.00              --       85,000             --        15,000         70,000                --
          $7.13                $   7.13              --      150,000             --       150,000             --                --
          $7.81                $   7.81              --       15,000             --            --         15,000                --
          $6.00                $  10.00         175,000           --             --       100,000         75,000            37,500
         $13.00                $  13.00          50,000           --             --        22,500         27,500             6,875
         $13.56                $  13.56         200,000           --             --       200,000             --                --
         $14.00                $  14.00         230,000           --         25,000       205,000             --                --
         $14.50                $  14.50         286,704           --             --        20,000        266,704            66,676
      $6.00 to $15.00          $  15.00         697,950           --             --       626,325         71,625            28,782
         $15.88                $  15.88          65,000           --             --        35,000         30,000             7,500
      $6.00 to $15.00          $  20.00         300,000           --             --       300,000             --                --
      $6.00 to $15.00          $  25.00         437,500           --             --       437,500             --                --
                                           ------------  -----------      ---------    ----------    -----------    --------------

                                              2,717,154      445,000         25,000     2,121,325      1,015,829           284,833
                                           ============  ===========      =========    ==========    ===========    ==============

YEAR ENDED DECEMBER 31, 1999
          $5.00                $   5.00           3,750           --          3,750            --             --                --
          $6.00                $   6.00         460,000           --        175,000        10,000        275,000            68,750
          $6.00                $  10.00         175,000           --             --            --        175,000            50,000
         $13.00                $  13.00              --       50,000             --            --         50,000                --
         $13.56                $  13.56              --      200,000             --            --        200,000                --
         $14.00                $  14.00              --      230,000             --            --        230,000                --
         $14.50                $  14.50              --      286,704             --            --        286,704            53,338
      $6.00 to $15.00          $  15.00         809,200       75,000             --       186,250        697,950           406,050
         $15.88                $  15.88              --       65,000             --            --         65,000                --
      $6.00 to $15.00          $  20.00         100,000      200,000             --            --        300,000            25,000
      $6.00 to $15.00          $  23.50          20,000           --             --        20,000             --                --
      $6.00 to $15.00          $  25.00         515,000      140,000             --       217,500        437,500            78,750
                                           ------------  -----------      ---------    ----------    -----------    --------------

                                              2,082,950    1,246,704        178,750       433,750      2,717,154           681,888
                                           ============  ===========      =========    ==========    ===========    ==============

YEAR ENDED DECEMBER 31, 1998
          $0.65                $  0.65          612,500           --        612,500                           --
          $5.00                $  5.00               --      131,250         15,000       112,500          3,750
          $6.00                $  6.00               --      500,000             --        40,000        460,000
          $6.00                $ 10.00               --      175,000             --            --        175,000
      $6.00 to $15.00          $ 15.00               --      859,200             --        50,000        809,200
      $6.00 to $15.00          $ 20.00               --      100,000             --            --        100,000
      $6.00 to $15.00          $ 23.50               --       20,000             --            --         20,000
      $6.00 to $15.00          $ 25.00               --      615,000             --       100,000        515,000
                                           ------------  -----------      ---------    ----------    -----------

                                                612,500    2,400,450        627,500       302,500      2,082,950
                                           ============  ===========      =========    ==========    ===========


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

13.      INCOME TAXES

         The components of our income tax provision (benefit) are shown below:

                                             Year ended December 31,
                                      ------------------------------------
                                         2000         1999         1998
                                      ----------   ----------   ----------
Current provision                     $       --   $       --   $       --
Deferred taxes                                --           --     (823,000)
                                      ----------   ----------   ----------

Income tax benefit (provision)        $       --   $       --   $ (823,000)
                                      ==========   ==========   ==========

         Our reconciliation of the federal income tax provision (benefit) relating to continuing operations at the statutory income tax rate to the actual income tax provision (benefit) is shown below:

                                                                 Year ended December 31,
                                                      --------------------------------------------
                                                          2000            1999            1998
                                                      ------------    ------------    ------------
Statutory federal tax rate                            $ (2,492,053)   $ (1,959,805)   $ (1,177,227)
State income taxes, net of federal tax benefit                  --        (230,565)       (123,919)
Change in valuation allowance 2,474,599                  2,145,346         348,034
Other, primarily goodwill amortization                      17,454          45,024         130,112
                                                      ------------    ------------    ------------
                                                      $         --    $         --    $   (823,000)
                                                      ============    ============    ============

         The following table reflects the sources of differences between the financial accounting and the tax bases of our assets and liabilities that give rise to the deferred tax assets and liabilities as of December 31, 2000 and 1999:

                                                    December 31,
                                            ----------------------------
                                                2000            1999
                                            ------------    ------------
Deferred tax assets:
     Allowance for doubtful accounts        $    231,743    $         --
     Accrued expense                           3,411,509              --
     Net operating loss carryforward           2,703,635       3,129,900
     Discontinued operations                  32,648,242       3,645,753
     Valuation allowance                    $(38,995,129)     (6,775,653)
                                            ------------    ------------

Net deferred tax asset                      $         --    $         --
                                            ============    ============

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

         GUARANTEES AND COLLATERAL FROM CHAIRMAN AND VICE CHAIRMAN

         Our Chairman has personally guaranteed the majority of our debt, except for our 10% Debentures and our 12% Debentures. In addition, he has provided collateral with an approximate value of $17,000,000 to our Senior Lenders, has provided collateral with an approximate value of $8,000,000 for our ERMF senior debt and has provided collateral with an approximate value of $500,000 for our bridge loans. Our Vice Chairman has personally guaranteed $20,000,000 of our Senior Credit Facility and has provided $10,000,000 as collateral for our Senior Credit Facility. We have not provided any compensation to either individual for their guarantees or collateral.

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

         As part of our acquisition of IPC, we provided a reserve of approximately $2,800,000 to cover the estimated costs to resolve various environmental matters, including remediation costs. There has been no activity in this reserve during 2000.

                               EARTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


17.      ACCRUED LIABILITIES

         Our accrued liabilities consist of the following as of December 31, 2000 and 1999:


                                                               December 31,
                                                     -----------------------------
                                                          2000            1999
                                                     -------------   -------------

Payroll, bonuses, payroll taxes and benefits         $     835,166   $     789,761
Interest                                                 2,694,167         428,806
Insurance                                                3,274,679         137,892
Severance, legal and indemnification                     4,340,170          58,040
Environmental matters                                    2,791,075              --
Other                                                    2,037,255         606,546
                                                     -------------   -------------
Total accrued liabilities                            $  15,972,512   $   2,021,045
                                                     =============   =============


18.      QUARTERLY OPERATING RESULTS (UNAUDITED)

         Our unaudited quarterly operating results for the years ended December 31, 2000 and 1999 are shown below.


                                                                   Quarter ended
                                     ------------------------------------------------------------
                                      December 31    September 30       June 30        March 31
                                     ------------    ------------    ------------    ------------

Year ended December 31, 2000

Revenues                             $         --    $     70,319    $    352,158    $    280,000

Operating loss                       $ (1,872,735)   $   (447,084)   $ (2,046,285)   $   (877,837)

Net loss                             $(73,946,413)   $ (4,057,343)   $ (4,566,901)   $ (1,858,578)

Net loss per share                   $      (5.12)   $      (0.30)   $      (0.36)   $      (0.16)

Weighted shares                        14,452,561      13,545,218      12,606,613      11,608,473

Year ended December 31, 1999

Revenues                             $         --    $         --    $         --    $         --

Operating loss                       $ (2,376,311)   $ (1,254,782)   $ (1,120,389)   $   (817,438)

Net income (loss)                    $(15,482,112)   $   (336,164)   $   (266,240)   $   (274,843)

Net income (loss) per share          $      (1.42)   $      (0.03)   $      (0.03)   $      (0.03)

Weighted shares                        10,923,210      10,487,586      10,162,162       9,698,531

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


/s/ Donald F. Moorehead, Jr.                   /s/ William W. Solomon, Jr.
-----------------------------                  ----------------------------
    Donald F. Moorehead, Jr.                   William W. Solomon, Jr.
    Chairman and Chief Executive Officer       Vice President and Chief Financial Officer

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

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF EARTHCARE COMPANY

         Our directors and executive officers are as follows:


                    OFFICERS                           AGE                  POSITION
                    --------                           ---                  --------

EXECUTIVE OFFICERS

Donald F. Moorehead, Jr.....................            50      Chief Executive Officer, Chairman of our
                                                                     Board of Directors

Raymond M. Cash.............................            71      Vice Chairman and Director

Harry M. Habets.............................            51      President, Chief Operating Officer and
                                                                        Director

William M. Addy.............................            41      Vice President of Marketing, Sales and
                                                                     Corporate Development, Director

Philip S. Siegel............................            36      Director

Elroy G. Roelke.............................            70      Director

William W. Solomon, Jr......................            44      Vice President, Chief Financial Officer
                                                                     and Director

James Waters................................            54      President - EarthCare Solid Waste in
                                                                         Florida

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

         Elroy Roelke - (age 70), has served as a member of our Board of Directors since May 1998. Mr. Roelke is an attorney and is engaged in the practice of law and real estate development. Mr. Roelke has served as the Chairman and Founder of the Knollwood Mercantile Company, a retail convenience store company, from 1985 to the present. From 1989 to 1996, Mr. Roelke served as Senior Vice President and General Counsel of the Renaissance Capital Group, an investment company, and also served as the administrator of the Portfolio Management Division and as a director designee to portfolio companies. From July 1997 to May 1998, Mr. Roelke also served as Chairman of the Board of Microlytics, Inc., the predecessor corporation to EarthCare.

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

         James A. Waters - (age 54), has served as the president of our Solid Waste subsidiary, EarthCare Resource Management of Florida, Inc., since December 1999 and has been involved in the solid waste industry for 30 years. Prior to his association with EarthCare, he spent 26 years with Waste Management Inc., beginning in 1973 and ending in 1999. Initially a division general manager, Mr. Waters was given increasing responsibilities over the years, including several years with Waste Management International, rising to the level of Regional Vice President, when he left Waste Management, in 1999.

         Brian Rosborough, a former director of the Company from 1998 to 2001, resigned on July 2, 2001. Peter Trembath, our former Vice President and General Counsel resigned May 31, 2001.

ITEM 11  EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE

         The following table sets forth certain information concerning the compensation of EarthCare's Chief Executive Officer and the next four highest paid executive officers (the "Named Executive Officers").


                                               Annual Compensation                     Long-term Compensation
                                   -------------------------------------------      ----------------------------
                                                                  Other Annual      Securities
                                                                  Compensation      Underlying       All Other
Name and principal position        Year    Salary($)   Bonus($)        ($)          Options(#)     Compensation
---------------------------        ----    ---------   --------   ------------      ----------     ------------

Donald F. Moorehead, Jr.
     Chairman and Chief            2000    $      --   $     --     $  9,172              --(2)     $     --
     Executive Officer(1)          1999    $ 175,000   $     --     $     --         133,352(3)     $     --
                                   1998    $      --   $     --     $     --         525,000        $     --
Harry M. Habets
     President and Chief           2000    $ 190,000   $ 60,500     $ 21,500              --(5)     $     --
     Operating Officer(4)          1999    $  57,692   $135,000     $     --         340,000(11)    $     --
                                   1998
William M. Addy
     Vice President of             2000    $ 165,000   $ 45,700     $  6,850              --(7)     $     --
     Marketing, Sales and          1999    $  88,942   $ 45,700     $     --         400,000(11)    $     --
     Corporate Development(6)

William W. Solomon, Jr.
     Vice President and            2000    $ 165,000   $     --     $  6,850              --(9)     $     --
     Chief Financial Officer(8)                                                             (11)

James Waters(10)
     President - EarthCare         2000    $ 115,000   $     --     $     --              --        $     --
     Solid Waste Florida           1999    $ 100,000   $ 12,000     $     --


----------------------

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

(10) Mr. Waters was appointed President of Liberty Waste, Inc. in 1999. Effective December 30, 2000, EarthCare acquired all of the outstanding common stock of Liberty Waste, Inc. and Mr. Waters continued his position as President of EarthCare's solid waste operations in Florida.

(11) The officers and directors who returned their options to EarthCare did so without receiving any consideration and without the expectation that they would subsequently receive options at a lower strike price.

         OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information regarding stock option grants for the year ended December 31, 2000 to the Chief Executive Officer and the Named Executive Officers.


                                                                                             Potential realizable value at annual
                                                                                               assumed rates of stock price
                                                       Individual Grants                       appreciation for option terms(1)
                                  ----------------------------------------------------  ------------------------------------------
                                  Number of        Percent of
                                  securities      total options
                                  underlying       granted to    Exercise
                                   options        employees in   price per  Expiration
                                   granted        fiscal 2000      share      date         0%                5%              10%
                                  ----------     --------------  ---------  ----------  ---------       ---------       ----------

Donald F. Moorehead, Jr.              --              n/a       $      --       n/a     $      --       $      --       $      --

Harry M. Habets                       --              n/a       $      --       n/a     $      --       $      --       $      --

William M. Addy                       --              n/a       $      --       n/a     $      --       $      --       $      --

William W. Solomon, Jr.(2)       150,000             33.7%      $    7.13    7/5/10     $      --       $      --       $      --

James Waters                          --              n/a       $      --       n/a     $      --       $      --       $      --


--------------------

(1) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC. There can be no assurance provided to any executive officer or any other holders of EarthCare's securities that the actual stock price appreciation over the term will be at the assumed 5% and 10% levels or at any other defined level.

(2) (During September 2000, Mr. Solomon returned options to purchase 150,000 shares at $7.13 per share.)


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE


                               Securities underlying number of    Value of unexercised in-the-
                               unexercised options at fiscal     money options at fiscal year end
                                        year end (#)                       ($)(1)
                               -------------------------------   --------------------------------
                               Exercisable     Unexercisable     Exercisable      Unexercisable
                               -----------    ---------------    -----------     ----------------

Donald F. Moorehead, Jr.(2)       133,338         200,014         $      --       $      --

Harry M. Habets(3)                     --              --         $      --       $      --

William M. Addy(4)                     --              --         $      --       $      --

William W. Solomon, Jr.(5)             --              --         $      --       $      --

James Waters                           --          50,000         $      --       $      --


--------------

(1)  Based on a closing price of $2.438 at December 31, 2000.

(2) Does not include options to purchase 375,000 shares cancelled during September 2000.

(3) Does not include options to purchase 340,000 shares cancelled during September 2000.

(4) Does not include options to purchase 400,000 shares cancelled during September 2000.

(5) (Does not include options to purchase 150,000 shares cancelled during September 2000.)

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

         In 1999, Liberty Waste, Inc. entered into an employment agreement with James Waters, which provides for Mr. Waters to serve in the capacity of President of Liberty Waste, Inc. and provides for an annual salary of $115,000. In addition, the agreement provides EarthCare, in its discretion, may from time to time grant bonuses to Mr. Waters. The employment agreement for Mr. Waters is for a term of three years, with automatic renewals on each anniversary for three-year periods. EarthCare assumed this employment contract upon the acquisition of Liberty Waste, Inc. on December 30, 2000.

         The employment agreements for Messrs. Habets, Addy, and Solomon provide that upon the merger, consolidation or other business combination of EarthCare with another entity where EarthCare is not the surviving entity or upon the sale of substantially all of our assets, Messrs. Habets, Addy, and Solomon are entitled to terminate the agreements and receive severance payments equal to the remaining salary and bonus for each of the remaining years (or portions thereof) under the full term of the agreements. The employment agreements also provide that Messrs. Habets, Addy, and Solomon are entitled to participate in any stock option plan instituted by EarthCare. Messrs. Habets, Addy, Solomon and Waters are each bound by a noncompetition and nonsolicitation clause for the term of their respective agreements and for one year after termination of employment.

         All the executive officers have orally agreed to waive their change in control provisions following the planned sale of EarthLiquids.

         DIRECTOR COMPENSATION

         We pay our non-employee directors $1,500 for each non-telephonic board meeting attended, from $500 to $1,500 for each non-telephonic committee meeting attended and from $500 to $1,000 for each telephonic meeting attended. All directors are reimbursed for any expenses incurred in attending board or committee meetings.

         We made the following grants of warrants during 2000 to non-employee directors for their services as directors: Philip Siegel - 25,000 shares at $7.00; Elroy Roelke - 10,000 shares at $7.00; and Brian Rosborough - 10,000 shares at $7.00.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of shares of our common stock as of June 30, 2001 for:

o   Our directors,

o   Our Chief Executive Officer and the Named Executive Officers,

o   Our directors and executive officers as a group, and

o Each person who holds more than a 5% interest in our outstanding common stock.

         Unless otherwise indicated in the footnotes, all of such interests are owned directly, and the indicated person or entity has sole voting power and disposition power. The number of shares beneficially owned exceeds the number of outstanding shares as of June 30, 2001 due to the assumed conversion of the 10% Debentures, 10% Preferred and certain warrants, for which the conversion price is $1.05 per share as of June 30, 2001.


                                      NUMBER OF VOTING
                                      SHARES OF COMMON      PERCENT OF VOTING       NUMBER OF SHARES        PERCENT OF COMMON
                                     STOCK BENEFICIALLY        COMMON STOCK         OF COMMON STOCK         STOCK BENEFICIALLY
NAME OF BENEFICIAL OWNER                  OWNED(1)          BENEFICIALLY OWNED     BENEFICIALLY OWNED             OWNED
------------------------             ------------------     ------------------     -------------------      ------------------


Donald  F. Moorehead(2)                 11,597,362               38.2%                18,833,566                    30.0%
Raymond M. Cash(3)                       4,685,500               15.4%                 8,808,211                    14.0%
Cash Family Limited Partnership(4)       1,159,112                3.8%                 1,459,112                     2.3%
RM Cash Trust(5)                         1,793,004                5.9%                 1,793,004                     2.9%
RMC Partners LP(6)                       1,184,834                3.9%                 1,184,834                     1.9%
William M. Addy                             80,000                (*)                     80,000                     (*)
Elroy G. Roelke(7)                          25,000                (*)                     45,000                     (*)
Philip S. Siegel(8)                             --                (*)                      6,250                     (*)
Harry M. Habets                            106,500                (*)                    106,500                     (*)
James Waters                               102,000                (*)                    102,000                     (*)
William W. Solomon, Jr                          --                (*)                         --                     (*)
Solid Waste Ventures, Inc.(9)            5,572,719               18.4%                 5,572,719                     8.9%
All executive officers, directors and
    5% shareholders as a group          22,169,081               73.0%                33,574,246                    53.4%


--------------------

(*)  Less than 1%.

(1) Includes shares of common stock that may be acquired upon the exercise of stock options or warrants exercisable within 60 days. Includes shares that may be issued upon the conversion of 10% Debentures and 10% Preferred. Each person named above has sole voting and dispositive power with respect to all the shares listed opposite such person's name, unless indicated otherwise. Unless otherwise indicated, each stockholder's address is 14901 Quorum Drive, Suite 200, Dallas, Texas 75240.


(2) Includes 898,000 shares held by Moorehead Property Company Ltd., which is controlled by Mr. Moorehead. Includes 255,000 shares owned by Shelly Moorehead, Mr. Moorehead's wife. Includes 6,666,667 shares that may be issued upon the conversion of 10% Preferred owned by Mr. Moorehead. Includes 216,676 shares that may be issued upon the exercise of options and 300,000 shares that may be issued upon the exercise of warrants. Includes 60,000 shares that may be issued upon the conversion of warrants held by Moorehead Charitable Remainder Unit Trust ("Moorehead CRUT"), for which Mr. Moorehead is trustee. Includes 3,971,065 shares that may be issued upon the conversion of 10% Debentures.

(3) Includes 4,758,681 shares owned by various trusts, partnerships and entities controlled by Raymond Cash or his family members. Mr. Cash disclaims any beneficial ownership for the various trusts, partnerships and entities controlled by his family members. Includes options to purchase 5,000 shares. Includes warrants to purchase 300,000 shares owned by one of the Cash family partnerships. Includes 2,252,817 shares that may be issued upon the conversion of 10% Debentures.

(4) Includes warrants to purchase 300,000 shares of common stock. Mr. Cash disclaims any beneficial ownership of the shares controlled by this partnership. The general partners of the partnership are Fredna Woodall, daughter of Mr. Cash, and Eric Cash, son of Mr. Cash.

(5) RM Cash trust is controlled by Mr. Cash, who is also the beneficial owner of the shares owned by the trust.

(6) The general and limited partner for this partnership is Mr. Cash, who disclaims beneficial ownership of these shares. The beneficial owner of the shares is a trust established for the benefit of Mr. Cash's grandchildren.

(7) Includes options to purchase 17,500 shares of common stock and warrants to purchase 2,500 shares of common stock.

(8)  Includes warrants to purchase 6,250 shares of common stock.

(9) Solid Waste Ventures, Inc. is a privately owned company which is an affiliate of Mr. Moorehead. Includes 5,347,619 shares of common stock that may be issued upon the conversion of 10% Preferred. Mr. Moorehead does not control Solid Waste Ventures, Inc. and disclaims any beneficial ownership in the shares owned by Solid Waste Ventures, Inc.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

         Our Chairman has personally guaranteed the majority of our debt, except for our 10% Debentures and our 12% Debentures. In addition, he has provided collateral with an approximate value of $17,000,000 to our Senior Lenders, has provided collateral with an approximate value of $8,000,000 for our ERMF senior debt and has provided collateral with an approximate value of $500,000 for our bridge loans. Our Vice Chairman has personally guaranteed $20,000,000 of our Senior Credit Facility and has provided $10,000,000 as collateral for our Senior Credit Facility. We have not provided any compensation to either individual for their guarantees or collateral. A private investor has provided $3.0 million of collateral to support our Senior Credit Facility.

         On April 11, 2001, we completed a private placement of a $1.5 million convertible bridge loan with Sagemark Capital, an investment fund in which our Chairman is a limited partner. The loan may be converted into shares of our common stock at a current conversion price of $1.05 and the conversion price is protected against dilution. In connection with this loan, we issued a warrant to purchase up to 680,000 shares of our common stock at $0.001 per share. One half of the warrant vested at closing and the second half vests equally during the four-month period ending October 1, 2001. Our Chairman does not control Sagemark Capital and does not have any beneficial ownership interest in the shares into which the bridge loan may be converted.

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

         On March 31, 2000, we entered into a management agreement with Liberty Waste, a privately owned Florida corporation engaged in the collection, transfer and disposal of NSW in Hillsborough County, Florida and the adjoining counties. We agreed to provide management services such as accounting services, investment banking advisory services, bid and bond advice, municipal contract assistance and advice with commercial banking services. Under the terms of this agreement, we recognized $702,477 in management fee revenue during the year ended December 31, 2000, after eliminating our share of the earnings of Liberty Waste. Liberty Waste was a majority owned subsidiary of Solid Waste Ventures, a privately owned company that also owns NSW collection, transfer and disposal operations in Missouri. Donald Moorehead, Chairman, Chief Executive Officer and a significant stockholder in the Company, has provided subordinated debt financing to Solid Waste Ventures and has personally guaranteed the senior debt of Solid Waste Ventures. Our Chairman does not have any ownership interest in Solid Waste Ventures, Inc.

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

         On February 16, 2000, we completed a $20,000,000 private placement of our 12% Debentures, due March 30, 2008. We placed the 12% Debentures with the following related parties:

o    Donald Moorehead, Chairman and Chief Executive Officer - $7,500,000,

o Moorehead Charitable Remainder Unit Trust, for which Donald Moorehead is the trustee - $1,500,000,

o Cash Family Limited Partnership, an affiliate of Raymond Cash, Vice Chairman - $7,500,000,

o    Founders Equity Group, - $1,000,000,

o    George Moorehead, brother of Donald Moorehead - $1,500,000, and

o An individual investor who has provided collateral for our Senior Credit Facility - $1,000,000

         The 12% Debentures mature March 30, 2008 and accrue interest at 12% per year from the date of the issuance, payable semi-annually on September 30 and March 30. The first interest payment due September 30, 2000 was deferred to March 31, 2001, and in return for such deferral, we issued additional warrants to purchase 400,000 shares of our common stock to the holders of the 12% Debentures. We may pay interest on the 12% Debentures by issuing our common shares. The number of common shares issued is determined by dividing the interest payable by the closing price of our common stock on the day the interest is paid. On March 31, 2001, we were obligated to issue 3,090,966 shares of EarthCare's common stock at a market value of $1.047 per share for the first interest payment on the 12% Debentures. We used the proceeds from this sale to finance acquisitions and for general working capital.

         We also issued 400,000 warrants with an exercise price of $6.63 on February 16, 2000 as part of the closing of the 12% Debentures. On September 30, 2000, we issued an additional 400,000 warrants in connection with the deferral of the first interest payment on September 30, 2000. We issued the warrants in proportion to the amount of the $20,000,000 placed with the holders. The warrants are exercisable for five years from the date of issue and they contain anti-dilution provisions that may result in a reduction of their exercise price. The current exercise price on these warrants is $1.05 per share. We pay the interest on the 12% Debentures semi-annually on March 30 and September 30 with our common stock valued at the closing price on the day the interest is due. On March 30, 2001, we were obligated to issue 3,090,966 shares of common stock with a market value of $1.047 per share to the holders of the 12% Debentures in proportion to the amount of the $20,000,000 placed with the holders. Each semi-annual interest payment that is made to holders of the 12% Debentures will result in the issuance of approximately 1.1 shares based on the closing price of $1.047 at March 31, 2001.

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

         Interest is payable quarterly at the rate of 10% per year on the 10% Debentures. From the closing through October 2001, interest is payable in kind issuing additional 10% Debentures. For the two years ending October 2003, interest may be paid in cash if permitted by our Senior Lenders, otherwise interest is payable in additional debentures. For the last three years, interest is payable in cash. The holders of the 10% Debentures may convert the 10% Debentures into shares of our common stock at a rate of $1.05 per share. Based on the balance of the 10% Debentures at March 31, 2001, if the holders converted their 10% Debentures, they would receive 16,293,778 shares of our common stock. The conversion price is protected against dilution and may be lowered. We may issue securities to employees or lenders with a sales price or a conversion price of less than $1.05 per share as long as the total of such outstanding securities does not exceed 15% of our outstanding common shares.

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

     (c) EXHIBITS REQUIRED BY ITEM 601 OR REGULATION S-K

  EXHIBIT
   NUMBER                            DESCRIPTION OF EXHIBITS

    3.1        -   Certificate of Incorporation of the Company dated May 13,
                       1998(1)

    3.2        -   Bylaws of the Company(1)

    4.1        -   Article IV of the Company's Certificate of Incorporation(2)

    4.2        -   Article VI of the Company's Certificate of Incorporation(2)

    4.3        -   Preferred stock certificate of designations for 13,000,000 shares(7)

   10.1        -   Stock Purchase Agreement between EarthCare Company and
                       Reifsneider Transportation, Inc. dated February 26,
                       1999(3)

   10.2        -   Stock Purchase Agreement between EarthCare Company and
                       Charles Brehm, dated March 31, 1999(2)

   10.3        -   Stock Purchase Agreement between EarthCare Company and
                       National Plumbing & Drain, Inc., dated April 1, 1999(2)

   10.4        -   Agreement and Plan of Merger, by and between EarthCare
                       Company and Vince Hills, Michael H. Patton, George Propes, Elizabeth Renee Propes, and David Christopher Propes, dated as of April 5, 1999(2)

   10.5        -   Asset Purchase Agreement between EarthCare Company and Rooter
                       Plus, Inc., dated May 1, 1999(4)

   10.6        -   Asset Purchase Agreement between EarthCare Company and
                       AllenTate Commercial Software, L.L.P., dated August 1, 1999(2)

   10.7        -   Stock Purchase Agreement by and between EarthCare Company and
                       Albert DiMaria, James Frederico and Osiris Ramos, dated September 1, 1999(2)

   10.8        -   Stock Purchase Agreement between EarthCare Company and Food
                       Services Technologies, Inc., dated November 3, 1999(2)

   10.9        -   Stock Purchase Agreement between EarthCare Company and John
                       Hulsey, dated November 16, 1999(2)

   10.10       -   Stock Purchase Agreement by and between EarthCare Company and
                       World Fuel Services Corporation, effective as of February 1, 2000(5)

   10.11       -   Amended and Restated Credit Agreement by and between
                       EarthCare Company, various financial institutions, BankBoston, N.A. and Bank of America, N.A., dated as of February 15, 2000(2)

   10.12       -   Note Agreement by and between EarthCare Company and Donald
                       Moorehead, Cash Family Limited Partnership, Founders' Equity Group, Thomas P. Hughes and George O. Moorehead, dated February 1, 2000(2)

   10.13       -   Stock Purchase Agreement by and between EarthCare Company and
                       All County Resource Management Corporation, dated March 10, 2000(6)

   10.14       -   Management Agreement by and between Liberty Waste, Inc. and
                       EarthCare Company, dated March 31, 2000(2)

   10.15       -   Form of 10% Convertible Subordinated Debenture Due 2006(2)

   10.16       -   First Amendment to the Amended and Restated Credit Agreement,
                       dated as of April 14, 2000 among EarthCare Company, various financial institutions, and Bank of America, N.A., as administrative agent(7)

   10.17       -   Second Amendment to the Amended and Restated Credit
                       Agreement, dated as of October 31, 2000 among EarthCare Company, various financial institutions, and Bank of America, N.A., as administrative agent(7)

   10.18       -   Third Amendment to the Amended and Restated Credit Agreement,
                       dated as of April 13, 2001 among EarthCare Company, various financial institutions, and Bank of America, N.A., as administrative agent(7)

   10.19       -   Guaranty for Amended and Restated Credit Agreement from
                       Donald. F. Moorehead and Raymond M. Cash, dated February 15, 2000(7)

   10.20       -   Side letter agreement among EarthCare Company, Donald F.
                       Moorehead and Raymond M. Cash relating to Guaranty for Amended and Restated Credit Agreement, dated November 28, 2000(7)

   10.21       -   Additional Guaranty from Donald Moorehead for Amended and
                       Restated Credit Agreement, dated October 31, 2000(7)

   10.22       -   Form of Promissory Note dated March 5, 2001(7)

   10.23       -   Letter Loan Agreement dated March 5, 2001 among EarthCare
                       Company, Inc., EarthCare Resource Management of South Florida, Inc. and EarthCare Acquisition Sub, Inc.(7)

   10.24       -   Guaranty Agreement dated March 5, 2001 from Donald F.
                       Moorehead(7)

   10.25       -   Security Agreement dated March 5, 2001 from EarthCare
                       Resource Management of South Florida, Inc.(7)

   10.26       -   Security Agreement dated March 5, 2001 from EarthCare
                       Acquisition Sub, Inc.(7)

   10.27       -   14.00% Convertible Debenture dated April 3, 2001 by EarthCare
                       Resource Management of Florida, Inc., EarthCare Resource Management of South Florida, Inc. and EarthCare Acquisition Sub, Inc.(7)

   10.28       -   Convertible Loan Agreement dated April 3, 2001 by and between
                       EarthCare Resource Management of Florida, Inc., EarthCare Resource Management of South Florida, Inc., and EarthCare Acquisition Sub, Inc. as borrowers, EarthCare Company, as parent, and Sagemark Capital, LP, as lender(7)

   10.29       -   Guaranty by Donald F. Moorehead dated as of April 3, 2001 in favor of Sagemark Capital, LP(7)

   10.30       -   Asset Purchase Agreement by and between ISN Software
                       Corporation and EarthCare Company, dated October 31, 2000(7)

   10.31       -   License Agreement by and between ISN Software Corporation and
                       EarthCare Company, dated October 31, 2000(7)

   10.32       -   Assumption Agreement by ISN Software Corporation in favor of
                       EarthCare Company, dated October 31, 2000(7)

   10.33       -   Promissory Note by ISN Software Corporation, dated October
                       31, 2000(7)

   10.34       -   Mortgage and Security Agreement dated December 18, 2000 among
                       EarthCare Resource Management of Florida, Inc. and Community Bank of Manatee(7)

   10.35       -   Promissory Notes dated December 22, 2000 from EarthCare
                       Resource Management of Florida, Inc. to Marine Bank(7)

   10.36       -   Commercial Security Agreement dated December 22, 2000 among
                       EarthCare Resource Management of Florida, Inc. and Marine Bank(7)

   10.37       -   Business Loan Agreement dated December 22, 2000 among
                       EarthCare Resource Management of Florida, Inc. and Marine Bank(7)

   10.38       -   First amendment to Guaranty dated April 14, 2000 among Donald
                       Moorehead, Raymond Cash and Bank of America, N.A.(7)

   10.39       -   Agreement and Plan of Reorganization dated July 7, 2000
                       between EarthCare Company and certain persons relating to EarthCare Resource Management of Florida, Inc.(7)

   10.40       -   Agreement and Plan of Reorganization dated December 30, 2000 between EarthCare Company, James Waters, and Solid Waste Ventures relating to EarthCare Resource Management of Florida, Inc.(7)

   21          -   Subsidiaries of EarthCare Company(7)

   23          -   Consent of PricewaterhouseCoopers LLP(8)

   (1)         -   Incorporated by reference from the Company's Registration
                       Statement on Form 10, Registration No. 00024685, as amended

   (2)         -   Incorporated by reference from the Company's Annual Report on
                       Form 10-K for the year ended December 31, 1999

   (3)         -   Incorporated by reference from the Company's Current Report on Form 8-K dated March 1, 1999

   (4)         -   Incorporated by reference from the Company's Current Report on Form 8-K filed May 1, 1999

   (5)         -   Incorporated by reference from the Company's Current Report on Form 8-K dated February 15, 2000

   (6)         -   Incorporated by reference from the Company's current Report on Form 8-K dated March 10, 2000

   (7)         -   Incorporated by reference from the Company's Annual Report on
                        Form 10-K dated April 18, 2001.

   (8)         -   Exhibit is included with this filing

         You may request a copy of this Annual Report on Form 10-K/A or its exhibits by contacting the Chief Financial Officer of EarthCare. This Annual Report on Form 10-K/A and its exhibits are also available at the website for the Securities and Exchange Commission at www.sec.gov.

        (d) FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X

            None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  EARTHCARE COMPANY

                                  By: /s/ William W. Solomon, Jr.
                                      ------------------------------------------
                                      William W. Solomon, Jr.
                                      Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the date indicated have signed this report.





/s/  Donald F. Moorehead, Jr.         Chairman, Chief Executive Officer                 July 17, 2001
---------------------------------       (Principal Executive Officer) and Director
     Donald F. Moorehead, Jr.

/s/  Raymond M. Cash                  Vice Chairman and Director                        July 17, 2001
---------------------------------
     Raymond M. Cash

/s/  Harry M. Habets                  President, Chief Operating Officer and Director   July 17, 2001
---------------------------------
     Harry M. Habets

/s/  Philip S. Siegel                 Director                                          July 17, 2001
---------------------------------
     Philip S. Siegel

/s/  Elroy G. Roelke                  Director                                          July 17, 2001
---------------------------------
     Elroy G. Roelke

/s/  William M. Addy                  Vice President of Marketing, Sales                July 17, 2001
---------------------------------       & Corporate Development, Director
     William M. Addy

/s/  William W. Solomon, Jr.          Vice President and Chief Financial Officer        July 17, 2001
---------------------------------       (Principal Accounting Officer), Director
     William W. Solomon, Jr.


                      This page intentionally left blank.


                               INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

   23          -   Consent of PricewaterhouseCoopers LLP
