Form 10-Q/A
period 2001-03-31
EARTHCARE CO
filed 2001-07-18
CIK 1057489

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                        Commission File Number: 000-24685

                                EARTHCARE COMPANY
             (Exact name of registrant as specified in its charter)

                     Delaware                                              58-2335973
       (State of incorporation or organization)               (IRS employer identification number)

     14901 Quorum Drive, Suite 200, Dallas, Texas                          75254-6717
      (Address of principal executive office)                              (Zip code)

                                  972-858-6025
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark whether the registrant has filed all documents and reports required by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [X] No

    The number of outstanding shares of the registrant's common stock, par value $.0001 per share, was 18,061,080 on June 30, 2001.


================================================================================

                                EARTHCARE COMPANY

                                INDEX TO CONTENTS


DESCRIPTION OF CONTENTS                                                                     PAGE NUMBER
-----------------------                                                                     -----------

Introduction............................................................................        3

PART I - Financial Information

Item 1 - Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets at March 31, 2001
         (unaudited) and December 31, 2000..............................................        8
     Condensed Consolidated Statements of Operations for the
         Three Months ended March 31, 2001 and 2000 (unaudited).........................        9
     Condensed Consolidated Statements of Cash Flows for the
         Three Months ended March 31, 2001 and 2000 (unaudited).........................       10
     Notes to Condensed Consolidated Financial Statements (unaudited)...................       11

Item 2 - Management's Discussion and Analysis of Financial Condition and
     Results of Operations..............................................................       23

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....................       31

PART II - Other Information

Item 1 - Legal Proceedings..............................................................       32

Item 2 - Changes in Securities..........................................................       32

Item 3 - Defaults Upon Senior Securities................................................       32

Item 4 - Submission of Matters to a Vote of Security Holders............................       33

Item 5 - Other Information..............................................................       33

Item 6 - Exhibits and Reports on Form 8-K...............................................       42

Signature...............................................................................       42

                                   FORM 10-Q/A

                                  INTRODUCTION

         This Quarterly Report on Form 10-Q/A amends and restates in its entirety our Quarterly Report on Form 10-Q previously filed on May 15, 2001. We have amended our Form 10-Q in order to (i) incorporate certain comments recently received from the Securities and Exchange Commission relating primarily to changes in our business plan and related party disclosures; (ii) update certain disclosures relating to the planned sale of our EarthAmerica and EarthLiquids divisions; (iii) update certain disclosures relating to our banking agreements;
(iv) modify certain disclosures relating to convertible securities; (v) correct the classification of cash flows from discontinued operations; and (vi) correct certain typographical errors. Except as set forth in the preceding sentence, we have not materially updated or revised the information in the Quarterly Report. The changes in this Form 10-Q/A do not reflect a change in our financial condition or results of operations.

BUSINESS

         EarthCare Company ("EarthCare") is a publicly traded company whose common stock is currently traded on the OTC Bulletin Board under the symbol "ECCO.OB". EarthCare and its subsidiaries are engaged in three non-hazardous waste divisions. Our EarthCare Solid Waste division provides collection, transfer and disposal of non-hazardous solid waste ("NSW") in Hillsborough County, Florida, the adjoining counties and Palm Beach County, Florida. Our EarthAmerica division provides non-hazardous liquid waste ("NLW") collection, processing, treatment, disposal, bulk transportation, pumping, plumbing and maintenance services from its operating locations in New York, New Jersey, Pennsylvania, Florida, Georgia and Texas. Our EarthLiquids division provides NLW used oil and oily wastewater recovery and treatment services in Florida, Delaware, Louisiana, Maryland, New Jersey and Pennsylvania. EarthLiquids also sells refined oil derived from used oil and oily wastewater.

BACKGROUND OF BUSINESS PLAN

         EarthCare was created to become a leading national non-hazardous waste company through the strategic acquisition of companies that provide NLW pumping services. From our inception in 1997 through 2000, we completed 13 acquisitions of companies providing pumping and other NLW services, including plumbing, bulk hauling, industrial solid digest waste, and portable toilets.

         As we assumed control of these companies and integrated their operations into our EarthAmerica division, we discovered that the EarthAmerica service centers' level of business and revenue depended on customers calling us for service. The level of revenue from these lines of business was inconsistent and was greatly affected by factors such as weather, advertising and effective service center management. From 1998 to 1999, EarthAmerica also experienced high turnover in its service center management and supervisory personnel.

         EarthCare and EarthAmerica's management teams determined that a significant portion of the newly acquired companies' operating results was generated by non-pumping services. A significant proportion of this non-pumping business was reactionary, meaning that when a customer called for service, EarthAmerica would react and provide the needed service. When the customer call volume declined, our operating results were negatively affected. While certain lines of business, such as the bulk hauling and industrial digest services, maintained a steady volume of profitable business, other lines of business, such as plumbing, construction and portable toilets, were not steady and not profitable. Furthermore, frequent turnover in management, supervisory, sales and customer service personnel negatively affected the operating results of our EarthAmerica division

         During the first half of 2000, EarthAmerica's management devised a plan to change the way in which we provide residential septic and restaurant grease trap services. Rather than wait for a customer to call for service, EarthAmerica service centers would proactively offer these services on a regularly scheduled basis. To enact these plans, EarthAmerica invested significantly in various sales and marketing efforts, many of which were not successful. During the second half of 2000, EarthAmerica management refined those efforts and settled on two basic approaches. An EarthAmerica sales force, with performance based compensation, was developed to sell services and maintain customer relations with restaurant customers. For the residential septic line of business, sales and marketing efforts were focused on new home construction and real estate agents. In addition, as customers called the EarthAmerica service centers for septic service, we offered an annual service plan to handle their septic pumping and maintenance needs. While this approach to restaurant and residential customers appears to have the potential to succeed, these programs are still early in their implementation and have not had an appreciable positive effect on our financial results.

         During 1999, our management team believed that the EarthAmerica restaurant and residential services could be expanded further nationally by acquiring other NLW companies and using their operating platforms to help the growth of EarthAmerica. As a result, we identified the used oil recycling and processing line of business as one that might complement EarthAmerica's existing lines of business. In 1999 and 2000, we completed the acquisitions of International Petroleum Corporation and Magnum Environmental and integrated these operations into our EarthLiquids division. To date, these acquisitions have not provided any additional growth for the EarthAmerica restaurant and residential service, although the EarthLiquids division has been a profitable division.

         In order to finance the EarthAmerica and EarthLiquids acquisitions and to finance the EarthAmerica sales and marketing efforts and the EarthAmerica operating losses, we relied on a combination of senior and subordinated debt. During 1999 and 2000, our overall operating results, primarily affected by the negative operating results of EarthAmerica, were not adequate to sustain the level of debt financing required. While we were able to service cash interest expense during this period, we were not able to meet the financial performance criteria demanded by Bank of America, N.A. and Fleet Bank, N.A. (the "Senior Lenders"). For each quarter from December 31, 1999 through December 31, 2000, we were not in compliance with the financial covenants required by our Senior Lenders.

         During the second quarter of 2000, Donald Moorehead, our Chairman, and Raymond Cash, our Vice Chairman, agreed to personally guarantee our Senior Credit Facility for $20 million. In addition, if we were not able to raise certain amounts of equity or debt capital by certain dates, each of these individuals was required to provide liquid collateral to our Senior Lenders. We were not able to raise the additional equity or debt capital by the end of the third quarter of 2000. At that time, Donald Moorehead agreed to guarantee an additional $40 million of the Senior Credit Facility. During the fourth quarter of 2000, Donald Moorehead provided liquid collateral to the Senior Lenders of approximately $17 million, Raymond Cash provided liquid collateral of $10 million and a private investor provided liquid collateral of $3 million. During the third and fourth quarters of 2000, the Senior Credit Facility was paid down by $8 million. This $8 million was financed by selling $5 million of common stock and $3 million of 10% convertible preferred stock to Donald Moorehead.

         During the third quarter of 2000, our executive management team and Board of Directors discussed strategic plans for EarthCare and agreed that the NSW industry provided a line of business that could generate a more consistent revenue stream, cash flows and earnings than the NLW industry, specifically the EarthAmerica division. Our executive management team had extensive experience in the solid waste industry and a proven track record of managing growing profitable operations. In our Form 10-Q for the third quarter of 2000, we disclosed our intent to focus our future management and financial resources on the NSW industry and that we would explore strategic and financing alternatives for our NLW lines of business.

         In July 2000, we acquired a minority interest in Liberty Waste, Inc., an NSW collection transfer and disposal company operating in Hillsborough County, Florida, by issuing 356,000 shares of our common stock to certain minority shareholders of Liberty Waste. In December 2000, we completed the acquisition of Liberty Waste, Inc., by issuing 520,100 shares of our common stock and by exchanging $5,915,000 of our 10% preferred stock for an equal amount of Liberty Waste's subordinated debt. EarthCare also assumed the senior debt and equipment and mortgage notes payable of Liberty Waste. Following the acquisition, Liberty Waste changed its name to EarthCare Resource Management of Florida, Inc. ("ERMF"). During 2000, EarthCare recognized as income approximately $702,000 in management fees paid by Liberty Waste. These fees helped support the ongoing operations of EarthCare. ERMF is financed as a stand-alone subsidiary of EarthCare and is not a party to EarthCare's Senior Credit Facility. EarthCare and ERMF have agreed not to guarantee each other's debt and not to provide permanent financing to each other as long as there are amounts outstanding under EarthCare's Senior Credit Facility.

           As part of the third amendment to our Senior Credit Facility entered into in April 2001 (the "Third Amendment"), we agreed to sell our EarthAmerica division by April 30, 2001 and our EarthLiquids division by May 31, 2001. We agreed that, if our EarthLiquids division were not sold by that date, we would hire a financial advisor acceptable to our Senior Lenders to handle the sale of our EarthLiquids division. Since we were not able to raise additional equity or debt capital at that time, since we were not able to obtain additional senior bank financing from our Senior Lenders without additional collateral, and since our significant stockholders, Donald Moorehead and Raymond Cash, were not willing to provide additional collateral to support our Senior Credit Facility, our executive management team and our Board of Directors approved plans to dispose of our EarthAmerica and EarthLiquids divisions. We entered into negotiations with two different strategic buyers for the sale of these divisions. Based on the state of the discussions and negotiations with the strategic buyers, before the Third Amendment was completed, EarthCare's executive management team and Board of Directors concluded that these sales would provide the maximum stockholder value in the near to mid-term.

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

         We are currently negotiating the sale of the EarthAmerica division's business units to several strategic buyers. We expect to complete these sales, subject to normal terms and conditions, during the third and fourth quarters of 2001. We have also engaged a financial advisor to assist us with the orderly sale of our EarthLiquids division and are negotiating the sale of the EarthLiquids division with a strategic buyer. Subject to normal terms and conditions, we expect that this sale will be completed by the fourth quarter of 2001. Although we believe that these transactions will be completed, we cannot provide any assurance that these transactions will be completed or that they will be completed at favorable terms.

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

         As a result of our being in default under our Senior Credit Facility, we are also in default under the agreements governing our 10% debentures, 12% debentures, the Sanders Morris Harris bridge loan and the Sagemark Capital loan. These agreements provide for a period of time to cure our default under the Senior Credit Facility before these debt holders may take action, including declaring the principal balance thereunder immediately due and payable. We have given notice to the holders of these debt securities of our default under the Senior Credit Facility. The holders of the 10% and 12% debentures have up to 90 days before the holders may take any action if we have not cured our Senior Credit Facility default. Sagemark Capital has 15 days to notify us if they intend to take action. The Sanders Morris Harris bridge loan agreement provides that the holders must be notified of a default, but the agreement does not provide any time period for action. Although we expect to enter into a waiver and amendment to our Senior Credit Facility under terms that are satisfactory to us by July 31, 2001, we can provide no assurance that we will enter into a waiver and amendment by that date or a later date. In addition, we can provide no assurance that the holders of the 10% debentures, the 12% debentures, the Sanders Morris Harris bridge loan and the Sagemark capital loan will not exercise their rights and demand accelerated payment once the respective periods of time for action on their behalf have elapsed.

         As a result of our non compliance with certain covenants in the Senior Credit Facility and because we expect to repay our Senior Credit Facility by the fourth quarter of 2001 following the sale of our EarthAmerica and EarthLiquids divisions, we have included the entire outstanding balance in our Senior Credit Facility as current indebtedness. Since we have 90 days to cure our default under the Senior Credit Facility and since we expect to complete a waiver and amendment to the Senior Credit Facility by July 31, 2001, we continue to report the 10% Debentures and 12% Debentures as long-term liabilities.

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

o    refinancing certain existing debt; and

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
     Common stock, $.0001 par value; 70,000,000 shares
        authorized, 14,670,114 and 14,569,349 shares
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
                                                                  =============    =============


          See accompanying notes to consolidated financial statements.

                                EARTHCARE COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three months ended March 31,
                                                             2001            2000            2000
                                                         ------------    ------------    ------------
                                                          Historical      Pro Forma       Historical
Revenues                                                 $  5,614,588    $  4,101,618    $    280,000

Expenses:
     Cost of operations                                     3,680,887       2,977,062              --
     Selling, general and administrative                    1,860,914       1,394,767       1,102,460
     Depreciation and amortization                            532,749         312,250          55,377
                                                         ------------    ------------    ------------
         Operating expenses                                 6,074,550       4,684,079       1,157,837
                                                         ------------    ------------    ------------

Operating loss                                               (459,962)       (582,461)       (877,837)

Interest expense                                            1,329,721         393,295         170,795
                                                         ------------    ------------    ------------

Net loss before income tax provision (benefit)             (1,789,683)       (975,756)     (1,048,632)

Income tax provision (benefit)                                     --              --              --
                                                         ------------    ------------    ------------

Loss from continuing operations                            (1,789,683)       (975,756)     (1,048,632)

Discontinued operations:
     Income (loss) from discontinued operations:
         EarthAmerica                                      (1,814,039)       (363,175)       (363,175)
         EarthLiquids                                         422,719         114,121         114,121
         Allen Tate                                                --        (560,892)       (560,892)
                                                         ------------    ------------    ------------
            Loss from discontinued operations              (1,391,320)       (809,946)       (809,946)
                                                         ------------    ------------    ------------

Net loss                                                   (3,181,003)     (1,785,702)     (1,858,578)
Dividends and accretion of discount on 10% Preferred          (37,646)             --              --
                                                         ------------    ------------    ------------

Net loss available to common stockholders                $ (3,218,649)   $ (1,785,702)   $ (1,858,578)
                                                         ============    ============    ============

Net loss per share - basic and diluted:
     Continuing operations                               $      (0.12)   $      (0.07)   $      (0.09)
     Discontinued operations                                    (0.10)          (0.06)          (0.07)
     Dividends, accretion of discount on 10% Preferred             --              --              --
                                                         ------------    ------------    ------------
         Net loss                                        $      (0.22)   $      (0.12)   $      (0.16)
                                                         ============    ============    ============

Weighted average number of common shares                   14,571,078      14,571,078      11,608,473


          See accompanying notes to consolidated financial statements.

                                EARTHCARE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Three months ended March 31,
                                                              ----------------------------
                                                                  2001            2000
                                                              ------------    ------------
                                                                      (Unaudited)
Cash flows from operating activities:
     Net loss                                                 $ (3,181,003)   $ (1,858,578)
     Adjustments to reconcile loss to net cash
         provided (used) in operating activities:
         Depreciation and amortization                             532,749          55,377
         Non cash interest expense                               1,988,655         816,848
         Changes in assets and liabilities,
            excluding effects of acquired businesses:
            Accounts receivable                                 (1,004,721)       (261,884)
            Other current assets                                  (857,609)        (96,233)
            Other assets                                        (1,114,183)     (2,399,134)
            Accounts payable                                       551,795         224,984
            Accrued expenses and other, net                      1,231,649         252,729
         Net change from discontinued operations                 1,424,255      (1,119,319)
                                                              ------------    ------------
     Net cash provided (used) in operating activities             (428,413)     (4,385,210)
                                                              ------------    ------------

Cash flows from investing activities:
     Capital expenditures                                         (255,585)             --
     Business acquisitions                                        (477,964)             --
     Issuance of notes receivable                               (1,055,000)       (814,025)
     Collection of notes receivable                                400,000          15,487
     Net change from discontinued operations                     1,158,846     (38,918,228)
                                                              ------------    ------------
     Net cash used in investing activities                        (229,703)    (39,716,766)
                                                              ------------    ------------

Cash flows from financing activities:
     Borrowings under Senior Credit Facility and other debt        825,964      26,700,000
     Payments on Senior Credit Facility and other debt          (2,960,367)     (2,020,941)
     Proceeds from issuance of 10% Debentures                           --       1,037,500
     Proceeds from issuance of 12% Debentures                           --      20,000,000
     Proceeds from issuance of bridge loans                      2,500,000              --
     Payment of debt issue costs                                   (85,000)     (1,468,375)
                                                              ------------    ------------
     Net cash provided by financing activities                     280,597      44,248,184
                                                              ------------    ------------

Net increase (decrease) in cash and cash equivalents              (377,519)        146,208
Cash and cash equivalents, beginning of period                   1,784,361         281,995
                                                              ------------    ------------
Cash and cash equivalents, end of period                      $  1,406,842    $    428,203
                                                              ============    ============

Supplemental cash flow information:
     Cash paid for interest                                   $  1,606,573    $    777,026
                                                              ============    ============


          See accompanying notes to consolidated financial statements.

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

         We have restated the consolidated financial statements for the three months ended March 31, 2000 to reflect the discontinued operations of our EarthAmerica, EarthLiquids and Allen Tate divisions. Our discontinued operations are discussed further in Note 3.

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

2.       RECENT DEVELOPMENTS

         We are currently negotiating the sale of the EarthAmerica division's business units to several strategic buyers. Subject to normal terms and conditions, we expect that these sales will be completed during the third and fourth quarters of 2001. We have also engaged a financial advisor to assist us with the orderly sale of our EarthLiquids division and are negotiating the sale of the EarthLiquids division with a strategic buyer. Subject to normal terms and conditions, we expect that this sale will be completed by the fourth quarter of 2001.

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

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                            (Unaudited and continued)


3.       DISCONTINUED OPERATIONS

         On April 12, 2001, our Board of Directors approved a plan to sell our EarthAmerica and our EarthLiquids divisions. We are currently negotiating to sell our EarthAmerica division's business units to several strategic buyers and our EarthLiquids divisions to one strategic buyers and we expect to complete these sales, subject to normal terms and conditions, during the third and fourth quarters of 2001. If we are unable to sell these two divisions to the two strategic buyers, we will pursue other buyers for these divisions, as required by our Senior Lenders. We have reported the net assets of these two divisions in our condensed consolidated balance sheets as "net assets of discontinued operations." We have reported the operating results of our EarthAmerica, EarthLiquids and Allen Tate divisions in our condensed consolidated statement of operations as "net income (loss) from discontinued operations."

         We have presented below a summary of the operating results from the discontinued operations for the three-month periods ended March 31, 2001 and 2000:

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                            (Unaudited and continued)


                                                  Three months ended March 31,
                                                  ----------------------------
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
                                                  ============    ============

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                            (Unaudited and continued)


         We have presented below a summary of the net assets of the discontinued operations as of March 31, 2001 and December 31, 2000:

                                                                 March 31, 2001  December 31, 2000
                                                                 --------------- -----------------
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
                                                                   ============    ============

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies we have followed to prepare the condensed consolidated financial statements are consistent with the accounting policies described in the Company's notes to consolidated financial statements in the Company's Annual Report on Form 10-K/A for the year ended December 31,

2000.

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

         We derived the financial information as of December 31, 2000 from our audited financial statements, which are included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000.

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

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                            (Unaudited and continued)


                                                    March 31,
                                             -----------------------
                                                2001         2000
                                             ----------   ----------
Common stock equivalents:

     Stock options and warrants               2,585,233    3,288,631
     Contingently issuable shares               200,428      460,271
     Shares issuable upon conversion of:
         10% Debentures                      16,293,777    1,304,348
         10% Preferred                       12,300,000           --
         Sagemark Loan                        1,428,571           --
     Shares issuable
         to pay interest on 12% Debentures    3,090,966           --
                                             ----------   ----------

                                             35,898,975    5,053,250
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

5.       ACQUISITIONS

         On April 2, 2001, we acquired the equipment and intangible assets of Palm Carting, Inc., a NSW collection company located in Palm Beach County, Florida for $350,000 in cash and future consideration of up to $250,000 to be paid in shares of our common stock if certain revenue targets are met, with the number of shares based upon the closing price of our common stock on the dates of measurement. Had we acquired this collection operation on January 1, 2001 or 2000, our pro forma results of operations would not have been significantly different from the results of operations disclosed herein.

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

     o We issued warrants to purchase 75,000 shares of our common stock at a current exercise price of $1.05 to each of our Senior Lenders.

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

         We were not able to complete the sale of our EarthAmerica division by April 30, 2001 as required by the Third Amendment. We are currently negotiating the sale of EarthAmerica's business units to several strategic buyers, and we expect to complete the sale of our EarthAmerica division business units during the third and fourth quarters of 2001. In addition, we are currently negotiating the sale of our EarthLiquids division with another strategic buyer. However, we were not able to complete the sale of our EarthLiquids division by May 31, 2001. For the quarter ended March 31, 2001, our historical EBITDA from all of our operations, excluding ERMF, amounted to approximately $1,395,000, which was below the required level of $1,500,000. In addition, as of May 15, 2001, Donald Moorehead, our Chairman and Chief

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                            (Unaudited and continued)


Executive Officer, was in the process of finalizing the agreements regarding the $25.0 million collateral required to be provided by him on or before May 15, 2001. As a result of all of the above, we were not in compliance with certain covenants in our Senior Credit Facility.

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

         As a result of our being in default under our Senior Credit Facility, we are also in default under the agreements governing the 10% Debentures, the 12% Debentures, the Sanders Bridge Loan and the Sagemark Loan. These agreements provide for a period of time to cure our default under the Senior Credit Facility before these debt holders may take action, including declaring the principal balance thereunder immediately due and payable. We have given notice to the holders of these debt securities of our default under the Senior Credit Facility. The holders of the 10% and 12% Debentures have up to 90 days before the holders may take any action if we have not cured our Senior Credit Facility default. Sagemark Capital has 15 days to notify us if they intend to take action. The Sanders Bridge Loan agreement provides that the holders must be notified of a default, but the agreement does not provide any time period for action. Although we expect to enter into a waiver and amendment to our Senior Credit Facility under terms that are satisfactory to EarthCare by July 31, 2001, we can provide no assurance that we will enter into a waiver and amendment by that date or a later date. In addition, we can provide no assurance that the holders of the 10% Debentures, the 12% Debentures, the Sanders Bridge Loan and the Sagemark Loan will not exercise their rights and demand accelerated payment once the respective periods of time for action on their behalf have elapsed.

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

o An individual investor who has provided collateral for our Senior Credit Facility - $1,000,000.

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

         Interest is payable quarterly at the rate of 10% per year on the 10% Debentures. From the closing through October 2001, interest is payable in kind by issuing additional 10% Debentures. For the two years ending October 2003, interest may be paid in cash if permitted by our Senior Lenders, otherwise interest is payable in additional debentures. For the last three years, interest is payable in cash. The terms of the 10% Debentures provided for an adjustment to the conversion price up to July 8, 2001. The holders of the 10% Debentures may convert the 10% Debentures into shares of our common stock at a rate of $1.05 per share. Based on the balance of the 10% Debentures at March 31, 2001, if the holders converted their 10% Debentures, they would receive 16,293,777 shares of our common stock.

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

         On April 11, 2001, ERMSF obtained a $1,500,000 convertible loan from Sagemark Capital (the "Sagemark Loan") in a private placement. The loan may be converted into our common stock at a current conversion price of $1.05 per share, which conversion price is protected against dilution. Our Chairman is a limited partner in Sagemark Capital. Our Chairman does not control Sagemark Capital and does not have any beneficial ownership in the shares into which the loan may be converted. We agreed to pay interest at 14% per year payable monthly in cash. In addition, we issued a warrant to purchase 680,000 shares of

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                            (Unaudited and continued)


common stock at $0.001 per share. The warrant vested one half at closing and the remainder will vest on October 3, 2001 if the loan is not fully repaid by such date. Our Chairman has personally guaranteed the Sagemark Loan and we have agreed not to pledge any additional assets of ERMF or EAS. Sagemark Capital may convert the loan into shares of EarthCare's common stock at a conversion price of $1.05, which price is protected against dilution.

7.       STOCKHOLDERS' EQUITY

         COMMON STOCK

         As part of our closing of the Sanders Bridge Loan in March 2001, we issued 100,000 shares of common stock to the holders of the Sanders Bridge Loan. Since March 2001, we have issued an additional 300,000 shares to the same holders because we had not fully repaid the Sanders Bridge Loan by April 30, 2001. In addition, in January 2001, we issued 766 shares of our common stock to a holder of our 10% Debentures in connection with the conversion of $2,756 of our 10% Debentures.

         OPTIONS

         From January 1, 2001 through May 15, 2001, there was no activity related to our options to acquire common stock.

         WARRANTS

         As of May 15, 2001, warrants to purchase 2,399,404 shares of our common stock were outstanding at an average exercise price of $1.71. We issued these warrants as follows:

o April 16, 2001 - warrants to purchase up to 150,000 shares of our common stock with an exercise price of $3.60 per share were issued to our Senior Lenders, Bank of America N.A. and Fleet Bank N.A., in connection with our Third Amendment to our Senior Credit Facility. These warrants contain dilution protection and are currently exercisable at $1.05 per share.

o April 4, 2001 - warrants to purchase up to 680,000 shares of our common stock with an exercise price of $0.001 per share were issued to Sagemark Capital in connection with the Sagemark Loan. These warrants vested one half in April 2001 and the remainder will vest on October 3, 2001 if the Sagemark Loan is not fully repaid at that time.

o September 30, 2000 - warrants to purchase up to 400,000 shares of our common stock were issued to the holders of our 12% Debentures. These warrants were issued in connection with a deferral of the interest payment on the 12% Debentures due September 30, 2000. These warrants contain dilution price protection and are currently exercisable at $1.05 per share. The original exercise price was $5.00 per share.

o July 1, 2000 - warrants to purchase 50,000 shares of our common stock with an exercise price of $7.81 per common share were issued to a former employee and consultant in connection with the settlement of a litigation matter.

o June 30, 2000 - warrants to purchase up to 200,000 shares of our common stock were issued to Founders Equity Group, an investment bank, in connection with a private placement of 599,807 shares of our common stock. These warrants contain dilution price protection and are currently exercisable at $1.05 per share.

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

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                            (Unaudited and continued)


o November 1999 and January 2000 - warrants to purchase up to 117,424 shares of our common stock were issued to Sanders Morris Harris, at an exercise price of $11.50 per common share. The warrants are currently exercisable at $1.05 per common share and contain dilution protection.

o November 1999 and January 2000 - warrants to purchase up to 13,011 shares of our common stock were issued to Founders Equity Group, at an exercise price of $11.50 per common share. The warrants are currently exercisable at $1.05 per common share and contain dilution protection.

o May 1, 1999 - warrants to purchase up to 10,000 shares of our common stock were issued to one of our Senior Lenders, Fleet Bank N.A., at an exercise price of $15.50 per common share. As part of our Third Amendment, the exercise price for these warrants was reduced to $3.60 per share. These warrants contain dilution protection and are currently exercisable at $1.05 per share.

o April 1, 1999 - warrants to purchase up to 35,000 shares of our common stock were issued to one of our Senior Lenders, Bank of America N.A., at an exercise price of $14.00 per common share. As part of our Third Amendment, the exercise price for these warrants was reduced to $3.60 per share. These warrants contain dilution protection and are currently exercisable at $1.05 per share.

o June 1, 1998 - warrants to purchase up to 50,000 shares of our common stock were issued to one of our Senior Lenders, Bank of America N.A., at an exercise price of $13.00 per common share. As part of our Third Amendment, the exercise price for these warrants was reduced to $3.60 per share. These warrants contain dilution protection and are currently exercisable at $1.05 per share.

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
                                ============    ============

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                            (Unaudited and continued)


10.      ACCRUED LIABILITIES

         Our accrued liabilities consist of the following as of March 31, 2001 and December 31, 2000:

                                                 March 31,   December 31,
                                                   2001         2000
                                               -----------   -----------
Payroll, bonuses, payroll taxes and benefits   $   923,965   $   835,166
Interest                                         4,238,648     2,634,107
Insurance                                        3,452,018     3,274,679
Severance, legal and indemnification             2,105,000     4,340,170
Environmental matters                            2,791,075     2,791,075
Other                                            4,860,249     2,097,315
                                               -----------   -----------

Total accrued liabilities                      $18,370,955   $15,972,512
                                               ===========   ===========

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

         We are currently negotiating the sale of the EarthAmerica division's business units to several strategic buyers. We expect to complete these sales, subject to normal terms and conditions, during the third and fourth quarters of 2001. We have also engaged a financial advisor to assist us with the orderly sale of our EarthLiquids division and are negotiating the sale of the EarthLiquids division with a strategic buyer. Subject to normal terms and conditions, we expect that this sale will be completed by the fourth quarter of 2001. Although we believe that these transactions will be completed, we cannot provide any assurance that these transactions will be completed or that they will be completed at favorable terms.

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

         As a result of our being in default under our Senior Credit Facility, we are also in default under the agreements governing our 10% debentures, 12% debentures, the Sanders Morris Harris bridge loan and the Sagemark Capital loan. These agreements provide for a period of time to cure our default under the Senior Credit Facility before these debt holders may take action, including declaring the principal balance thereunder immediately due and payable. We have given notice to the holders of these debt securities of our default under the Senior Credit Facility. The holders of the 10% and 12% debentures have up to 90 days before the holders may take any action if we have not cured our Senior Credit Facility default. Sagemark Capital has 15 days to notify us if they intend to take action. The Sanders Morris Harris bridge loan agreement provides that the holders must be notified of a default, but the agreement does not provide any time period for action. Although we expect to enter into a waiver and amendment to our Senior Credit Facility under terms that are satisfactory to us by July 31, 2001, we can provide no assurance that we will enter into a waiver and amendment by that date or a later date. In addition, we can provide no assurance that the holders of the 10% debentures, the 12% debentures, the Sanders Morris Harris bridge loan and the Sagemark capital loan will not exercise their rights and demand accelerated payment once the respective periods of time for action on their behalf have elapsed.

         As a result of our non compliance with certain covenants in the Senior Credit Facility and because we expect to repay our Senior Credit Facility by the fourth quarter of 2001 following the sale of our EarthAmerica and EarthLiquids divisions, we have included the entire outstanding balance in our Senior Credit Facility as current indebtedness. Since we have 90 days to cure our default under the Senior Credit Facility and since we expect to complete a waiver and amendment to the Senior Credit Facility by July 31, 2001, we continue to report the 10% Debentures and 12% Debentures as long-term liabilities.

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


o    refinancing certain existing debt; and

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

                                     ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)


                                                     Three months ended March 31,
                                                     ----------------------------
                                                         2001              2000
                                                      -----------      -----------
                                                      Historical        Pro Forma
Revenues                                                   100.0%           100.0%
                                                     -----------      -----------

Operating expenses:
     Cost of operations                                     65.6%            72.6%
     Selling, general and administrative expense            33.1%            34.0%
     Depreciation and amortization                           9.5%             7.6%
                                                     -----------      -----------
         Total operating expenses                          108.2%           114.2%
                                                     -----------      -----------
Operating loss                                              (8.2)%          (14.2)%

Interest expense                                            23.7%             9.6%
                                                     -----------      -----------
Loss before income tax provision                          (31.9)%           (23.8)%

Income tax provision                                         0.0%             0.0%
                                                     -----------      -----------
Net loss                                                   (31.9)%          (23.8)%
                                                     ===========      ===========


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

         HISTORICAL RESULTS OF DISCONTINUED OPERATIONS

         Summaries of the historical results of discontinued operations for our EarthAmerica and EarthLiquids divisions are presented on page 12 of this report. The results of each division are discussed separately. We have not discussed the operating results of our Allen Tate division as this operation was sold in October 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW - OPERATING ACTIVITIES

         During 2001, we used $428,000 in cash for all our operating activities. We generated $1.4 million in cash from our discontinued EarthAmerica and EarthLiquids divisions. We generated $1.0 million in cash from our continuing EarthCare Solid Waste and corporate operations. We incurred a loss of $1.7 million from our continuing operations. Our EarthCare Solid Waste operations generated adequate cash to fund its operating needs and service its debt, while our EarthLiquids and EarthAmerica divisions provided the cash needed to fund our corporate operations.

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

         During the first quarter of 2001, we have generated cash from our discontinued operations to support the needs of our discontinued operations, to fund EarthCare's corporate costs and to service interest payments on our debt. During the first quarter of 2001, we have continued to aggressively manage the working capital of EarthCare in order to help generate an adequate level of cash for operating needs and to service our debt. We have deferred capital expenditures that are not critical to support known revenue, maintenance or safety needs.

         Working capital deficiency

         As of March 31, 2001, we had a working capital deficiency of approximately $24.4 million. Because the Third Amendment to our Senior Credit Facility requires us to sell our EarthAmerica and our EarthLiquids divisions, because we anticipate that we will sell both of these divisions during the year ending December 31, 2001 and because of our non-compliance with certain covenants in our Senior Credit Facility, we have included the entire outstanding balance of our Senior Credit Facility as current indebtedness. Our working capital deficiency includes $53.5 million of net assets for our discontinued EarthAmerica and EarthLiquids divisions and includes $50.1 million of debt outstanding under our Senior Credit Facility. Our working capital deficiency will likely increase following the sale of the EarthAmerica and EarthLiquids divisions.

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

         As of March 31, 2001, our accrued liabilities amounted to $18.4 million and included the following items that are not expected to be paid during 2001 or are intended to be refinanced during 2001 on a long-term basis, but have been classified as current liabilities for the reasons described:

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

         CASH FLOW - INVESTING ACTIVITIES

         During 2001, we used $228,000 in cash for all our investing activities. We used $256,000 for capital expenditures for equipment for our EarthCare Solid Waste Division. We used $1.1 million for an inducement note receivable to LandComp in connection with a planned acquisition of this landfill company. We also used $445,000 as consideration to the LandComp shareholders for the option to acquire LandComp. In May 2001, we paid $100,000 to the LandComp shareholders, and we are obligated to pay them an additional $100,000 from June to July 2001 in order to retain our option to complete the LandComp acquisition by August 31, 2001. We collected $400,000 on January 5, 2001 as repayment of an advance on December 30, 2000 to Donald Moorehead, our Chairman and Chief Executive Officer. We generated $1.2 million in cash from our discontinued operations, primarily from the sale of our EarthAmerica service center in Pompano, Florida and the sale of certain surplus assets.

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

         CASH FLOW - FINANCING ACTIVITIES

         During 2001, we generated $280,000 in cash from our financing activities. We repaid a net amount of $2.1 million, primarily to reduce our Senior Credit Facility and ERMF debt. We generated $2.1 million from the following sources: (i) $900,000 by selling the assets of our EarthAmerica Pompano operation at the end of February 2001; (ii) $400,000 from the repayment of our note receivable from Donald Moorehead; and (iii) $0.8 million from our operating activities. We also raised $2.5 million of cash through a private placement of the Sanders Bridge Loan, the proceeds from which were used to finance the note receivable to LandComp, to pay acquisition option fees to the LandComp shareholders and to repay

                                     ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)


ERMF senior debt. In April 2001, we completed the acquisition of a collection company in Florida and used $350,000 from ERMF senior debt borrowings to finance this acquisition. In April 2001, we obtained a $1.5 million bridge loan from Sagemark Capital and used the net proceeds plus funds generated by our operating activities to pay $1.75 million to World Fuel Services as settlement of an arbitration dispute.

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

                                     ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our Senior Credit Facility and our ERMF Senior Debt bear interest rates that are based on the prime-lending rate, as published at various times by our banks. A portion of our combined outstanding balance of our Senior Credit Facility, our ERMF Senior Debt and our mortgage loan amounted to approximately $28.3 million as of March 31, 2001. If the prime lending rate moves up or down by 1%, we will incur an increase or a decrease in annual interest expense of approximately $289,000. We have $3.0 million in subordinated debt and $4.0 million in bridge loans that are subject to an increase in interest rates if these loans are not repaid at the end of April 2001 and June 2001, respectively. Based on our current operating cash flow and available borrowing capacity, we did not repay one of the bridge loans on April 30, 2001 and we did not repay the second bridge loan on June 13, 2001. Due to the increase in interest rates provided for in these loan agreements, we will pay additional annual cash interest expense of approximately $493,000. In addition, we are obligated to issue 100,000 shares of common stock for each month after April 2001 that the Sanders Bridge Loan is not fully repaid. To date we have issued 300,000 shares to the holders of the Sanders Bridge Loan as a result of not repaying the Sanders Bridge Loan on April 30, 2001. Also, warrants issued under the Sagemark Loan will vest an additional 340,000 shares if the Sagemark Loan is not fully repaid on October 3, 2001. The remainder of our debt is set at fixed rates and is not subject to changes in interest rates.

         Our 10% Debentures contain conversion rights that allow the holders of such instruments to convert the face amount of the instruments into our common stock at a conversion price of $1.05 per share. Under the terms of our 10% Debentures, until July 8, 2001, we were required to adjust the conversion price. After July 8, 2001, the conversion price is not subject to price protection. The 10% Debentures may currently be converted into 16,293,777 shares of our common stock.

         Under the terms of our 10% Preferred and certain of our warrants, we are obligated to reduce the conversion price for these securities if we issued common stock for less than $3.60 per share or we issued any convertible debt instrument or equity security with a conversion or exercise price of less than $3.60 per share. On April 25, 2001, we issued 3,090,966 shares of EarthCare's common stock to pay the interest due on our 12% Debentures. As a result of this issuance, the conversion price for our 10% Preferred and certain of our warrants was reduced to $1.047, the closing price on March 30, 2001, the date on which the number of shares was calculated. This change in conversion price from $3.60 to $1.05 increased the number of shares into which the 10% Preferred may convert from 3,587,500 to 12,300,000. If the conversion price for the 10% Preferred is lowered by $0.25 to $0.797, the number of shares that would be issued upon conversion of the 10% Preferred is 16,204,517, an increase of 3,869,273.

         Our Sagemark Loan contains conversion rights that allow the holder to convert the face amount of this instrument, $1,500,000, into our common stock at a conversion price of $1.05. If the holder elects to convert this debt instrument, we would be obligated to issue 1,428,571 additional shares of common stock. The conversion price is protected against dilution. If the conversion price were lowered by $0.25 to $0.797, then we would be obligated to issue 1,882,058 shares of common stock if the holder elected to convert this debt instrument, which represents an increase of 453,487 shares or 31.7%.

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

         We have 1,375,435 warrants outstanding as of June 30, 2001 with an exercise price of $1.05 per common share and dilution protection. If we reduce the conversion price on any of our convertible securities or we issue common stock at a price less than $1.05, the exercise price of the warrants will be reduced to the new conversion or issuance price.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         Except as noted below, there have been no significant changes to ongoing litigation matters since the filing of our Annual Report on Form 10-K/A on or about July 9, 2001. Additionally, from time to time, EarthCare is or may become involved in litigation and claims arising out of the ordinary course of business.

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

         As a result of our non compliance with certain covenants in our Senior Credit Facility and because we expect to repay our Senior Credit Facility by the end of the fourth quarter of 2001 following the sale of our EarthAmerica and EarthLiquids divisions, we have included the entire outstanding balance in our Senior Credit Facility as current indebtedness. Since we have 90 days to cure our default under our Senior Credit Facility and since we expect to complete a waiver and amendment to the Senior Credit Facility by July 31, 2001, we continue to report the 10% Debentures and 12% Debentures as long-term liabilities.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
                                AND RISK FACTORS

         Certain statements in this Form 10-Q/A, including, without limitation, information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in certain documents on file with the Securities and Exchange Commission constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (together, the "Acts"). In addition, when used in this Form 10-Q/A, we intend the words "may," "believe," "intend," "anticipate," "plan," "expect" and similar expressions to identify forward-looking statements. We desire to take advantage of the "safe-harbor" provisions of the Acts and are including this special note to enable us to do so. Forward-looking statements included in this Form 10-Q/A, or hereafter included in other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. We believe the following risks, uncertainties and other factors could cause such material differences to occur:

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

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
                                AND RISK FACTORS
                                   (continued)

         FAILURE TO COMPLY WITH COVENANTS AND CONDITIONS OF OUR SENIOR CREDIT FACILITY MAY ADVERSELY AFFECT OUR BUSINESS.

         Our Senior Credit Facility requires us to comply with certain financial covenants. For each of the last six quarters, we have not complied with certain of these covenants in our Senior Credit Facility and have been required to negotiate amendments to the Senior Credit Facility. We are currently negotiating a new amendment (the "Fourth Amendment") to our Senior Credit Facility with our Senior Lenders. At the time of the filing of the Form 10-Q/A, we expect, but we cannot provide any assurance, that the significant terms of the Fourth Amendment will include the following:

     o requirement to maintain monthly EBITDA (earnings before interest, taxes, depreciation and amortization), excluding the operating results of our EarthCare Solid Waste division, of $450,000,

     o requirement to sell the EarthAmerica division's business units at varying dates from August 15, 2001 to September 30, 2001,

     o agreement that the collateral provided by our Chairman in an amount approximating $17.0 million is adequate to meet the collateral requirement for the Senior Lenders,

     o requirement that we sell our EarthLiquids division by September 30, 2001, and

     o    change in the interest rates paid to prime plus 3.0%.

         We cannot provide any assurance that we will be able to meet the monthly EBITDA requirements or that we will be able to complete the sales of the EarthAmerica business units or the EarthLiquids division by the prescribed dates. If we are unable to meet these covenant requirements, we will be in default under our Senior Credit Facility and we will be required to negotiate another amendment to our Senior Credit Facility. We cannot assure you that we will be able to sell the EarthAmerica business units or the EarthLiquids division for amounts that will allow us to fully repay our senior lenders. We cannot provide any assurance that our Senior Lenders will agree to another amendment and they may decide to pursue other courses of action in order to pay down the Senior Credit Facility. Our failure to comply with these covenants could allow our Senior Lenders to accelerate the date for repayment of debt incurred under our Senior Credit Facility, which would materially and adversely affect our business and financial results. We are in the process of negotiating a waiver and amendment to our senior credit facility and expect to have the waiver and amendment completed by July 31, 2001.

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

         WE MAY NOT BE ABLE TO COMPLETE THE SALE OF OUR EARTHAMERICA BUSINESS UNITS AND EARTHLIQUIDS DIVISIONS.

         We are currently negotiating with one strategic buyer for the sale of our EarthLiquids division and with five strategic buyers for the sale of the business units comprising our EarthAmerica division. Although we are negotiating acquisition agreements to sell our EarthAmerica and EarthLiquids divisions, for any one of a number of reasons, these transactions may not be completed on satisfactory terms or at all.

         OUR COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ NATIONAL MARKET.

         Our common stock has been delisted from trading on the Nasdaq National Market because our common stock did not meet the requirements for continued listing. Delisting may negatively impact the value of our common stock as securities trading on the over the counter market are typically less liquid and trade with larger variations between the bid and ask price.

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

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
                                AND RISK FACTORS
                                   (continued)

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

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
                                AND RISK FACTORS
                                   (continued)


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

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
                                AND RISK FACTORS
                                  (continued)


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

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
                                AND RISK FACTORS
                                  (continued)


         YOU WILL EXPERIENCE DILUTION IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK OR OUR PREFERRED STOCK.

         Investors will experience dilution if we issue common stock as consideration for acquisitions and on the exercise of outstanding stock options and warrants. We currently have 18,061,080 shares of our common stock outstanding. Our authorized capital consists of 70,000,000 shares of common stock and 30,000,000 shares of preferred stock. We may make additional primary public or private offerings of our common stock or our preferred stock in the future. We have 3,365,233 options and warrants outstanding and have the ability to issue an additional 834,171 options under our current stock option plan. These future issuances will cause additional dilution.

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

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
                                AND RISK FACTORS
                                   (continued)

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

Date:  July 17, 2001

By:    /s/ William W. Solomon, Jr.
       -------------------------------------------------------------------------
       Vice President, Chief Financial Officer and Principal Accounting Officer

                       This page left intentionally blank.