Form 10-Q
period 2001-06-30
EARTHCARE CO
filed 2001-08-29
CIK 1057489

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

                  For the quarterly period ended June 30, 2001

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark whether the registrant has filed all documents and reports required by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [X] No

     The number of outstanding shares of the registrant's common stock, par value $.0001 per share, was 18,152,961 on August 27, 2001.


================================================================================

                                EARTHCARE COMPANY

                                INDEX TO CONTENTS


DESCRIPTION OF CONTENTS                                                                     PAGE NUMBER
-----------------------                                                                     -----------

Introduction............................................................................        3

PART I - Financial Information

Item 1 - Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets at June 30, 2001
         (unaudited) and December 31, 2000..............................................        7
     Condensed Consolidated Statements of Operations for the
         six-month periods ended June 30, 2001 and 2000 (unaudited).....................        8
     Condensed Consolidated Statements of Operations for the
         three-month periods ended June 30, 2001 and 2000 (unaudited)...................        9
     Condensed Consolidated Statements of Cash Flows for the
         six-month periods ended June 30, 2001 and 2000 (unaudited).....................       10
     Notes to Condensed Consolidated Financial Statements (unaudited)...................       11

Item 2 - Management's Discussion and Analysis of Financial Condition and
     Results of Operations..............................................................       22

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....................       32

PART II - Other Information

Item 1 - Legal Proceedings..............................................................       32

Item 2 - Changes in Securities..........................................................       33

Item 3 - Defaults Upon Senior Securities................................................       33

Item 4 - Submission of Matters to a Vote of Security Holders............................       33

Item 5 - Other Information..............................................................       33

Item 6 - Exhibits and Reports on Form 8-K...............................................       42

Signature...............................................................................       42

                                    FORM 10-Q

                                  INTRODUCTION

BUSINESS

         EarthCare Company ("EarthCare") is a publicly traded company whose common stock is currently traded on the OTC Bulletin Board under the symbol "ECCO.OB". EarthCare and its subsidiaries are engaged in three non-hazardous waste divisions. Our EarthCare Solid Waste division provides collection, transfer and disposal of non-hazardous solid waste in Hillsborough County, Florida, the adjoining counties and Palm Beach County, Florida. Our EarthAmerica division provides non-hazardous liquid waste collection, processing, treatment, disposal, bulk transportation, pumping, plumbing and maintenance services from its operating locations in New York, New Jersey, Pennsylvania, Florida, Georgia and Texas. Our EarthLiquids division provides non-hazardous used oil and oily wastewater recovery and treatment services in Florida, Delaware, Louisiana, Maryland, New Jersey and Pennsylvania. EarthLiquids also sells refined oil derived from used oil and oily wastewater.

         BACKGROUND OF BUSINESS PLAN

         EarthCare was created to become a leading national non-hazardous waste company through strategic acquisitions of companies that provide non-hazardous liquid waste pumping services. From our inception in 1997 through 2000, we completed 15 acquisitions of companies providing pumping and other non-hazardous liquid waste services, including plumbing, bulk hauling, industrial solid digest waste, and portable toilets.

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

         EarthCare's and EarthAmerica's management teams determined that a significant portion of the newly acquired companies' operating results was generated by non-pumping services. A significant proportion of this non-pumping business was reactionary, meaning that when a customer called for service, EarthAmerica would react and provide the needed service. When customer call volume declined, our operating results were negatively affected. While certain lines of business, such as the bulk hauling and industrial digest services, maintained a steady volume of profitable business, other lines of business, such as plumbing, construction and portable toilets, declined and were not profitable. Furthermore, frequent turnover in management, supervisory, sales and customer service personnel negatively affected the operating results of our EarthAmerica division.

         During the first half of 2000, EarthAmerica's management devised a plan to change the way in which we provide residential septic and restaurant grease trap services. Rather than wait for a customer to call for service, EarthAmerica service centers would proactively offer these services on a regularly scheduled basis. To enact these plans, EarthAmerica invested significantly in various sales and marketing efforts, many of which were not successful. During the second half of 2000, EarthAmerica's management refined its plans and settled on two basic approaches. An EarthAmerica sales force, with performance based compensation, was developed to market services and maintain relations with restaurant customers. In our residential septic line of business, we focused our sales and marketing efforts on new home construction and real estate agents. In addition, as customers called the EarthAmerica service centers for septic service, we offered annual service plans to handle their septic pumping and maintenance needs. While this approach to restaurant and residential customers appears to have the potential to succeed, these programs are still early in their implementation and have not had an appreciable positive effect on our profitability.

         During 1999, our management team believed that EarthAmerica's restaurant and residential services could be expanded nationally by acquiring other non-hazardous liquid waste companies. As a result, we identified the used oil recycling and processing business as one that might complement EarthAmerica's existing lines of business. In 1999 and 2000, we completed the acquisitions of International Petroleum Corporation and Magnum Environmental and integrated these operations into our EarthLiquids division. To date, these acquisitions have not provided any additional growth for the EarthAmerica restaurant and residential service, although the EarthLiquids division has been a profitable division.

         In order to finance the EarthAmerica and EarthLiquids acquisitions, the EarthAmerica sales and marketing efforts and the EarthAmerica operating losses, we relied on a combination of senior and subordinated debt. During 1999 and 2000, our operating results, primarily due to the negative operating results of EarthAmerica, were not adequate to service our debt. While we were able to service cash interest expense during this period, we were not able to meet the financial performance requirements of our senior credit facility with Bank of America, N.A. and Fleet Bank, N.A. (the "senior lenders"). For each quarter from December 31, 1999 through June 30, 2001, we were not in compliance with the financial covenants required by our senior lenders.

         During the second quarter of 2000, Donald Moorehead, our Chairman, and Raymond Cash, our Vice Chairman, agreed to personally guarantee $20 million of the amounts owed under our senior credit facility. In addition, each of these individuals was required to provide liquid collateral to our senior lenders because we were not able to raise additional capital by the end of the third quarter of 2000 as required by the credit facility. At that time, Donald Moorehead agreed to guarantee an additional $40 million of our senior credit facility. During the fourth quarter of 2000, Donald Moorehead provided approximately $17 million in liquid collateral to the senior lenders, Raymond Cash provided $10 million of liquid collateral, and a private investor provided $3 million of liquid collateral. During the third and fourth quarters of 2000, we paid down $8 million on our senior credit facility. This $8 million was financed by selling $5 million of common stock and $3 million of convertible preferred stock to Donald Moorehead.

         During the third quarter of 2000, our executive management team and Board of Directors discussed strategic plans for EarthCare and agreed that the non-hazardous solid waste industry provided a line of business that could generate more consistent revenues, cash flows and earnings than the non-hazardous liquid waste industry, specifically the EarthAmerica division. Our executive management team has extensive experience in the solid waste industry and a proven track record of managing profitable operations. In our Form 10-Q for the third quarter of 2000, we disclosed our intent to focus our future management and financial resources on the non-hazardous solid waste industry and to explore strategic and financing alternatives for our non-hazardous liquid waste lines of business.

         In July 2000, we acquired a minority interest in Liberty Waste, Inc., a non-hazardous solid waste collection, transfer and disposal company operating in Hillsborough County, Florida by issuing 356,000 shares of our common stock to certain minority shareholders of Liberty Waste. In December 2000, we completed the acquisition of Liberty Waste, Inc. by issuing 520,100 shares of our common stock and by exchanging $5,915,000 of our 10% convertible preferred stock for an equal amount of Liberty Waste's subordinated debt. We also assumed the senior debt and equipment and mortgage notes payable of Liberty Waste. Following the acquisition, Liberty Waste changed its name to EarthCare Resource Management of Florida, Inc. During 2000, EarthCare recognized as income approximately $702,000 in management fees paid by Liberty Waste. These fees helped support the ongoing operations of EarthCare. On August 1, 2001, the name of this subsidiary was changed to Earth Resource Management of Florida is financed as a stand-alone subsidiary of EarthCare and is not a party to our senior credit facility. EarthCare and Earth Resource Management of Florida have agreed not to guarantee each other's debt and not to provide permanent financing to each other as long as there are amounts outstanding under EarthCare's senior credit facility.

         RECENT DEVELOPMENTS

         On August 27, 2001, we executed a fourth amendment to our senior credit facility. As part of the agreed upon terms for the fourth amendment, we will be required to comply with certain covenants, including the following:

o maintaining monthly EBITDA (earnings before interest, taxes, depreciation and amortization) for all of our operations, excluding our solid waste division, of $350,000 during July 2001 and $400,000 per month thereafter,

o    selling our EarthLiquids division by September 30, 2001, and

o selling the business units comprising our EarthAmerica division at varying dates from September 30, 2001 to October 31, 2001.

         Since we are required to use the proceeds from the sale of our EarthLiquids division and the sale of our EarthAmerica business units to repay our senior credit facility and since we expect these sales to be completed during the next twelve months, we have classified the outstanding balance under our senior credit facility as a current liability. If we are unable to complete the sale of our EarthAmerica business units and our EarthLiquids division by the required dates in the fourth amendment, we will be required to explore other sources of financing to repay our senior credit facility. Other sources of financing would include refinancing our senior credit facility, seeking new debt or equity financing or selling our Solid Waste division.

         Our senior lenders also waived our lack of compliance with certain restrictive covenants in our third amendment, including the monthly EBITDA requirement and the requirement to sell our EarthAmerica division by certain dates. As part of the fourth amendment, we have agreed to an increase in the interest rate payable on our senior debt to prime plus three percent. The prime rate as of August 27, 2001 was 6.5%. Payment of interest at prime plus 1.5% is due in cash at the end of each month, while the payment of interest at 1.5% is deferred until we complete the sale of our EarthLiquids division. Following the sale of our EarthLiquids division, payment of interest at prime plus 3% is required each month. The fees to the banks for the third and fourth amendments, amounting to $750,000, are deferred until we complete the sale of the EarthLiquids division.

         On August 8, 2001, we completed the sale of our plumbing and industrial pumping businesses in Georgia to a private company, Tempered Air Systems, and a private individual, John Hulsey, for $1.0 million in cash and a $300,000 note payable. In addition, we obtained a release from Mr. Hulsey from his employment contract and his contingent consideration agreement. We recognized a loss of approximately $2.7 million on the sale of these businesses. The expected loss on the sale of these businesses was recorded in the fourth quarter of 2000 as part of the expected loss on the sale of the EarthAmerica division.

         On August 6, 2001, we announced an agreement to sell the assets of our EarthLiquids division to USFilter for $35 million in cash at closing and up to $5 million in additional consideration contingent on the future financial performance of the EarthLiquids division. We expect that we will complete this transaction by the end of the third quarter of 2001, subject to normal terms and conditions, including due diligence, stockholder approval and completion of a definitive agreement. Donald Moorehead, our Chairman, Raymond Cash, our Vice Chairman, and certain significant stockholders have orally indicated their intent to vote in favor of this transaction. We have received oral commitments to vote over 70% of our common and preferred stock in favor of this transaction.

         We are currently negotiating with several strategic buyers for the sale of the remaining EarthAmerica business units. Although we expect to complete these transactions by the end of October 2001, we cannot provide any assurance that these transactions will be completed by such date nor can we provide any assurance that we will be able to complete such transactions at prices that are favorable to EarthCare.

         On June 5, 2001, our common stock was delisted from the Nasdaq National Market because, among other reasons, our common stock had not traded above the minimum $5 bid price, did not have a current market capitalization exceeding $35 million, and had not had a market value for shares held by non-affiliates exceeding $15 million.

         On April 2, 2001, we acquired the equipment and intangible assets of Palm Carting, Inc., a non-hazardous solid waste collection company located in Palm Beach County, Florida for $350,000 in cash and future consideration of up to $250,000 to be paid in shares of our common stock if certain revenue targets are met, with the number of shares based upon the closing price of our common stock on the dates of measurement. In addition, we assumed $1.1 million of existing notes payable for equipment. Had we acquired this collection operation on January 1, 2001 or 2000, our pro forma results of operations would not have been significantly different from the results of operations disclosed herein.

         On March 5, 2001, we entered into an agreement to acquire all of the outstanding shares of LandComp Corporation, which owns and operates a solid waste landfill in LaSalle County, Illinois. As an inducement to enter into this transaction, we loaned $1,055,000 to LandComp and agreed to a series of option payments that give EarthCare the right to complete this acquisition by the end of September 2001, which amounted to $745,000 as of June 30, 2001. At the closing of this transaction, we expect to issue approximately 3,500,000 shares of our common stock. The completion of this acquisition is subject to normal terms and conditions, including EarthCare obtaining a letter of credit of $5.3 million as stand-by financing for an existing industrial revenue bond and EarthCare obtaining a $2.75 million closure and post-closure bond required by the State of Illinois. EarthCare expects to complete this acquisition during the third quarter of 2001 after the sale of the EarthLiquids division.

         During the third quarter of 2000, our management group and Board of Directors decided to focus our future management and financial resources principally on the non-hazardous solid waste business in an effort to build a stronger company with more predictable revenue, earnings and cash flows. As part of this change of focus, we sold our environmental compliance software company, Allen Tate Commercial Software LLP, during the fourth quarter of 2000 to a private company owned by William Addy, one of our executive officers. We began exploring certain financing and strategic alternatives for our EarthAmerica and EarthLiquids divisions. On April 12, 2001, our Board of Directors approved a plan to sell both divisions.

         In their report on the December 31, 2000 consolidated financial statements of EarthCare, our independent accountants expressed substantial doubt about our ability to continue as a going concern. We believe that EarthCare is a going concern. We believe that we have implemented a plan that will allow EarthCare to continue as a going concern focused on the solid waste industry. Our plans to improve the cash flow from operations and reduce our debt level are discussed herein and include the steps shown below:

o reducing operating expenses (in addition to personnel reductions that have occurred in the fourth quarter of 2000), including the integration of certain management and administrative functions;

o    managing working capital to improve cash flow from operating activities;

o    selling our EarthAmerica business units and EarthLiquids division;

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

PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                EARTHCARE COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          June 30,          December 31,
                                                                            2001                2000
                                                                       --------------      --------------
                                                                        (Unaudited)
                                     ASSETS

Current assets:
     Cash and cash equivalents                                         $    1,815,235      $    1,784,361
     Accounts receivable, net of allowance for doubtful
        accounts of $641,000 and $610,000, respectively                     2,878,725           2,450,983
     Prepaid expenses and other current assets                              1,623,567             734,866
     Net assets of discontinued operations                                 53,131,523          56,801,400
                                                                       --------------      --------------
        Total current assets                                               59,449,050          61,771,610

Property, plant and equipment, net                                         17,525,110          15,472,481
Intangible assets, net                                                      7,526,099           7,311,210
Other long-term assets                                                      6,759,937           4,050,065
                                                                       --------------      --------------

           Total assets                                                $   91,260,196      $   88,605,366
                                                                       ==============      ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                  $    3,707,993      $    2,099,158
     Accrued liabilities                                                   13,709,253          15,972,512
     Current portion of long-term debt                                     66,689,528          63,177,353
                                                                       --------------      --------------
        Total current liabilities                                          84,106,774          81,249,023

Long-term debt                                                             40,509,943          38,965,666

Commitments and contingencies

Mandatorily redeemable convertible preferred stock                         10,880,641          10,800,248

Stockholders' equity (deficit):
     Preferred stock, $.0001 par value; 30,000,000 shares
        authorized, none issued                                                    --                  --
     Common stock, $.0001 par value; 70,000,000 shares
        authorized, 18,061,086 and 14,569,348 shares
        issued, respectively                                                    1,806               1,457
     Additional paid-in capital                                            64,301,540          60,013,157
     Accumulated deficit                                                 (108,540,508)       (102,424,185)
                                                                       --------------      --------------
        Total stockholders' equity (deficit)                              (44,237,162)        (42,409,571)
                                                                       --------------      --------------

           Total liabilities and stockholders' equity (deficit)        $   91,260,196      $   88,605,366
                                                                       ==============      ==============



     See accompanying notes to condensed consolidated financial statements.

                                EARTHCARE COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                             Six months ended June 30,
                                                                     2001              2000              2000
                                                                 ------------      ------------      ------------
                                                                  Historical        Pro Forma         Historical

Revenues                                                         $ 11,773,192      $  8,736,799      $    560,000

Expenses:
     Cost of operations                                             7,855,544         6,040,524                --
     Selling, general and administrative                            3,757,090         6,756,490         5,438,777
     Depreciation and amortization                                  1,016,018           872,081            53,046
                                                                 ------------      ------------      ------------
         Operating expenses                                        12,628,652        13,669,095         5,491,823
                                                                 ------------      ------------      ------------

Operating loss                                                       (855,460)       (4,932,296)       (4,931,823)

Interest expense                                                    3,789,080           948,237           519,250
                                                                 ------------      ------------      ------------

Loss from continuing operations                                    (4,644,540)     $ (5,880,533)       (5,451,073)
                                                                                   ============

Discontinued operations:
     Income (loss) from discontinued operations:
         EarthAmerica                                              (1,814,039)                         (1,155,176)
         EarthLiquids                                                 422,719                           1,030,971
         Allen Tate                                                        --                            (850,201)
                                                                 ------------                        ------------
            Loss from discontinued operations                      (1,391,320)                           (974,406)
                                                                 ------------                        ------------

Net loss                                                           (6,035,860)                         (6,425,479)
Dividends and accretion of discount on 10% preferred                  (80,463)                                 --
                                                                 ------------                        ------------

Net loss available to common stockholders                        $ (6,116,323)                       $ (6,425,479)
                                                                 ============                        ============

Net loss per share - basic and diluted:
     Continuing operations                                       $      (0.30)     $      (0.37)     $      (0.45)
     Discontinued operations                                            (0.09)               --             (0.08)
                                                                 ------------      ------------      ------------
         Net loss                                                $      (0.39)     $      (0.37)     $      (0.53)
                                                                 ============      ============      ============

Weighted average number of common shares                           15,834,778        15,834,778        12,098,619


     See accompanying notes to condensed consolidated financial statements.

                                EARTHCARE COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                           Three months ended June 30,
                                                                     2001              2000              2000
                                                                 ------------      ------------      ------------
                                                                  Historical        Pro Forma         Historical

Revenues                                                         $  6,158,604      $  4,635,181      $    280,000

Expenses:
     Cost of operations                                             4,174,657         3,063,462                --
     Selling, general and administrative                            1,896,176         5,804,392         4,333,986
     Depreciation and amortization                                    483,269           443,741                --
                                                                 ------------      ------------      ------------
         Operating expenses                                         6,554,102         9,311,595         4,333,986
                                                                 ------------      ------------      ------------

Operating loss                                                       (395,498)       (4,676,414)       (4,053,986)

Interest expense                                                    2,459,359           554,942           348,455
                                                                 ------------      ------------      ------------

Loss from continuing operations                                    (2,854,857)     $ (5,231,356)       (4,402,441)
                                                                                   ============

Discontinued operations:
     Income (loss) from discontinued operations:
         EarthAmerica                                                      --                            (792,001)
         EarthLiquids                                                      --                             916,850
         Allen Tate                                                        --                            (289,309)
                                                                 ------------                        ------------
            Loss from discontinued operations                              --                            (164,460)
                                                                 ------------                        ------------

Net loss                                                           (2,854,857)                         (4,566,901)
Dividends and accretion of discount on 10% preferred                  (42,817)                                 --
                                                                 ------------                        ------------

Net loss available to common stockholders                        $ (2,897,674)                       $ (4,566,901)
                                                                 ============                        ============

Net loss per share - basic and diluted:
     Continuing operations                                       $      (0.17)     $      (0.31)     $      (0.38)
     Discontinued operations                                               --                --             (0.01)
                                                                 ------------      ------------      ------------
         Net loss                                                $      (0.17)     $      (0.31)     $      (0.39)
                                                                 ============      ============      ============

Weighted average number of common shares                           16,986,644        16,986,644        11,608,473


     See accompanying notes to condensed consolidated financial statements.

                                EARTHCARE COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Six months ended June 30,
                                                                       ------------------------------
                                                                           2001              2000
                                                                       ------------      ------------
                                                                                (Unaudited)
Cash flows from operating activities:
     Net loss                                                          $ (6,035,860)     $ (6,425,479)
     Adjustments to reconcile loss to net cash
         provided (used) in operating activities:
         Depreciation and amortization                                    1,016,018            53,046
         Non cash interest expense                                        2,974,339         2,407,766
         Changes in assets and liabilities,
            excluding effects of acquired businesses:
            Accounts receivable                                            (489,742)         (252,871)
            Other current assets                                           (888,701)          255,281
            Other assets                                                   (499,192)          259,576
            Accounts payable                                              1,608,835          (862,170)
            Accrued expenses and other, net                                (309,004)          696,569
         Net change from discontinued operations                          2,580,963        (1,884,614)
                                                                       ------------      ------------
     Net cash provided (used) in operating activities                       (42,344)       (5,752,896)
                                                                       ------------      ------------

Cash flows from investing activities:
     Capital expenditures                                                  (949,947)          (77,885)
     Business acquisitions                                               (1,137,584)               --
     Issuance of notes receivable                                        (1,055,000)               --
     Net change from discontinued operations                              1,098,914       (42,873,274)
                                                                       ------------      ------------
     Net cash used in investing activities                               (2,043,617)      (42,951,159)
                                                                       ------------      ------------

Cash flows from financing activities:
     Borrowings under Senior Credit Facility and other debt               6,100,000        32,600,000
     Payments on Senior Credit Facility and other debt                   (7,723,200)       (6,613,508)
     Proceeds from issuance of 10% debentures                                    --         1,037,500
     Proceeds from issuance of 12% debentures                                    --        20,000,000
     Proceeds from issuance of bridge loans                               4,000,000                --
     Payment of debt issue costs and other                                 (250,000)       (1,468,375)
     Sale and other issuances of common stock                                    35         3,880,069
     Net change from discontinued operations                                (10,000)          (38,982)
                                                                       ------------      ------------
     Net cash provided (used) by financing activities                     2,116,835        49,396,704
                                                                       ------------      ------------

Net increase in cash and cash equivalents                                    30,874           692,649
Cash and cash equivalents, beginning of period                            1,784,361           281,995
                                                                       ------------      ------------
Cash and cash equivalents, end of period                               $  1,815,235      $    974,644
                                                                       ============      ============

Supplemental cash flow information:
     Cash paid for interest                                            $  4,655,425      $  2,005,444
                                                                       ============      ============


     See accompanying notes to condensed consolidated financial statements.

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


1.       BUSINESS AND BASIS OF PRESENTATION

         EarthCare Company ("EarthCare") is a publicly traded company whose common stock is currently traded on the OTC Bulletin Board under the symbol "ECCO.OB". EarthCare and its subsidiaries are engaged in three non-hazardous waste divisions. Our EarthCare Solid Waste division provides collection, transfer and disposal of non-hazardous solid waste in Hillsborough County, Florida, the adjoining counties and Palm Beach County, Florida. Our EarthAmerica division provides non-hazardous liquid waste collection, processing, treatment, disposal, bulk transportation, pumping, plumbing and maintenance services from its operating locations in New York, New Jersey, Pennsylvania, Florida, Georgia and Texas. Our EarthLiquids division provides non-hazardous used oil and oily wastewater recovery and treatment services in Florida, Delaware, Louisiana, Maryland, New Jersey and Pennsylvania. EarthLiquids also sells refined oil derived from used oil and oily wastewater.

         We have restated our consolidated financial statements for the three-month and six-month periods ended June 30, 2000 to reflect the discontinued operations of our EarthAmerica, EarthLiquids and Allen Tate divisions. Our discontinued operations are discussed further in Note 3.

         CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements comprise the accounts of EarthCare and its wholly owned subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation.

         RECLASSIFICATIONS

         We have reclassified certain amounts in the balance sheet at December 31, 2000 and the statements of operations for the three month and six month periods ended June 30, 2000, none of which affect the net loss for those periods, in order to be consistent with the presentation of the June 30, 2001 financial statements.

2.       RECENT DEVELOPMENTS

         During the third quarter of 2000, our management group and Board of Directors decided to focus our future management and financial resources principally on the non-hazardous solid waste business in an effort to build a stronger company with more predictable revenue, earnings and cash flows. As part of this change of focus, we sold our environmental compliance software company, Allen Tate Commercial Software LLP, during the fourth quarter of 2000 to a private company owned by William Addy, one of our executive officers. We began exploring certain financing and strategic alternatives for our EarthAmerica and EarthLiquids divisions. On April 12, 2001, our Board of Directors approved a plan to sell both divisions.

         On August 6, 2001, we announced an agreement to sell our EarthLiquids division to U.S. Filter for $35 million in cash at closing and up to $5 million in additional consideration contingent on future financial performance of the EarthLiquids division. We expect that we will complete this transaction by the end of the third quarter of 2001, subject to normal terms and conditions, including completion of due diligence, stockholder approval and execution of a definitive agreement. Donald Moorehead, our Chairman, Raymond Cash, our Vice Chairman, and certain significant stockholders have orally indicated that they will vote in favor of this transaction. We have received oral commitments to vote over 70% of our common and preferred stock in favor of this transaction.

         On August 8, 2001, we completed the sale of our plumbing and industrial pumping businesses in Georgia to a private company, Tempered Air Systems, and a private individual, John Hulsey, for $1.0 million in cash and a $300,000 note payable. In addition, we obtained a release from Mr. Hulsey from his employment contract and his contingent consideration agreement. We recognized a loss of approximately

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                            (Unaudited and continued)

$2.7 million on the sale of these businesses. The expected loss on the sale of these businesses was recorded in the fourth quarter of 2000 as part of the expected loss on the sale of the EarthAmerica Division.

         We are currently negotiating with several strategic buyers for the sale of the remaining EarthAmerica business units. Although we expect to complete these transactions by the end of October 2001, we cannot provide any assurance that these transactions will be completed by such date nor can we provide any assurance that we will be able to complete such transactions at prices that are favorable to EarthCare.

         On June 5, 2001, our common stock was delisted from the Nasdaq National Market because, among other reasons, our common stock had not traded above the minimum $5 bid price, did not have a current market capitalization exceeding $35 million, and had not had a market value for shares held by non-affiliates exceeding $15 million.

         In their report on the December 31, 2000 consolidated financial statements, our independent accountants expressed substantial doubt about our ability to continue as a going concern. We believe that EarthCare is a going concern. We believe that we have implemented a plan that will allow EarthCare to continue as a going concern focused on the solid waste industry. Our plans to improve the cash flow from operations and reduce our debt level are discussed herein and include the steps shown below:

o reducing operating expenses (in addition to personnel reductions that have occurred in the fourth quarter of 2000), including the integration of certain management and administrative functions;

o    managing working capital to improve cash flow from operating activities;

o    selling our EarthAmerica business units and EarthLiquids divisions;

o    refinancing certain existing debt, and

o    raising additional debt and equity capital.

         We can provide no assurance that we will be successful implementing the changes necessary to accomplish these objectives, or if we are successful, that the changes will help us improve our cash flow and reduce our debt.

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                            (Unaudited and continued)


3.       DISCONTINUED OPERATIONS

         On April 12, 2001, our Board of Directors approved a plan to sell our EarthAmerica and our EarthLiquids divisions. We are currently negotiating to sell our EarthAmerica division's business units to several strategic buyers and our EarthLiquids divisions to one strategic buyer and we expect to complete these sales, subject to normal terms and conditions, during the third and fourth quarters of 2001. If we are unable to sell these two divisions, we will pursue other buyers for these business units and division, as required by our senior lenders. We have reported the net assets of these two divisions in our condensed consolidated balance sheets as "net assets of discontinued operations." We have reported the operating results of our EarthAmerica, EarthLiquids and Allen Tate divisions in our condensed consolidated statement of operations as "net income
(loss) from discontinued operations" for the period prior to the measurement date, as the results of operations after the measurement date are included in the estimated loss on the sale of these divisions.

         We have presented below a summary of the net assets of the discontinued operations as of June 30, 2001 and December 31, 2000:

                                                           June 30, 2001    December 31, 2000
                                                           -------------    -----------------

Accounts receivable                                         $ 10,677,739      $ 11,654,143
Prepaid expenses and other current assets                      2,484,362         2,363,465
Property, plant and equipment, net                            52,286,212        54,461,874
Intangible assets, net                                        56,168,776        56,730,800
Other assets                                                     208,880            47,908
Accounts payable                                              (5,580,446)       (5,766,653)
Accrued liabilities                                           (4,759,936)       (3,856,433)
Estimated loss on the planned sale of EarthAmerica           (29,012,921)      (30,453,044)
     - excludes $1,438,400 and $1,590,000 of
     liabilities that were included in the
     estimated loss on sale of EarthAmerica and
     are reflected as current liabilities on the
     balance sheets at June 30, 2001 and December
     31, 2000, respectively

Estimated loss on the planned sale of EarthLiquids           (29,341,143)      (28,380,660)
                                                            ------------      ------------

Net assets of discontinued operations                       $ 53,131,523      $ 56,801,400
                                                            ============      ============

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                            (Unaudited and continued)


         We have presented below a summary of the operating results from the discontinued operations for the three month and six month periods ended June 30, 2001 and 2000:

                                                               Six months ended June 30,          Three months ended June 30,
                                                            ------------------------------      ------------------------------
                                                                2001              2000              2001              2000
                                                            ------------      ------------      ------------      ------------

EarthAmerica:
    Net sales                                               $ 21,287,846      $ 25,121,326      $ 11,106,327      $ 13,133,620
    Cost of operations                                        14,086,079        16,259,630         7,096,142         8,422,887
    Selling, general and administrative expense                5,527,297         6,063,548         2,756,326         3,007,273
    Depreciation and amortization expense                        898,302         1,641,980                --           974,487
                                                            ------------      ------------      ------------      ------------
    Operating income (loss)                                      776,168         1,156,168         1,253,859           728,973
    Interest and other expense                                 2,216,291         2,311,344           879,943         1,520,974
    Income included in the accrual for loss on sale             (373,916)               --          (373,916)               --
                                                            ------------      ------------      ------------      ------------
    Income (loss) from discontinued operations              $ (1,814,039)     $ (1,155,176)     $         --      $   (792,001)
                                                            ============      ============      ============      ============

EarthLiquids:
    Net sales                                               $ 20,100,950      $ 17,240,671      $  9,417,159      $  9,490,882
    Cost of operations                                        13,525,119        10,967,377         6,542,435         5,857,738
    Selling, general and administrative expense                3,016,868         2,462,646         1,448,208         1,043,717
    Depreciation and amortization expense                        740,470         1,269,990                --           913,411
                                                            ------------      ------------      ------------      ------------
    Operating income                                           2,818,493         2,540,658         1,426,516         1,676,016
    Interest and other expense                                 1,858,010         1,509,687           888,752           759,166
    Income included in the accrual for loss on sale             (537,764)               --          (537,764)               --
                                                            ------------      ------------      ------------      ------------
    Income from discontinued operations                     $    422,719      $  1,030,971      $         --      $    916,850
                                                            ============      ============      ============      ============

Allen Tate:
    Net sales                                                                 $     72,158                        $      4,478
    Cost of operations                                                                  --                                  --
    Selling, general and administrative expense                                    671,281                             149,427
    Depreciation and amortization expense                                          178,149                              95,683
                                                                              ------------                        ------------
    Operating loss                                                                (777,272)                           (240,632)
    Interest and other expense                                                      72,929                              48,677
                                                                              ------------                        ------------
    Loss from discontinued operations                                         $   (850,201)                       $   (289,309)
                                                                              ============                        ============

Total:
    Net sales                                               $ 41,388,796      $ 42,434,155      $ 20,523,486      $ 22,628,980
    Cost of operations                                        27,611,198        27,227,007        13,638,577        14,280,625
    Selling, general and administrative expense                8,544,165         9,197,475         4,204,534         4,200,417
    Depreciation and amortization expense                      1,638,772         3,090,119                --         1,983,581
                                                            ------------      ------------      ------------      ------------
    Operating income                                           3,594,661         2,919,554         2,680,375         2,164,357
    Interest and other expense                                 4,074,301         3,893,960         1,768,695         2,328,817
    Income included in the accrual for loss on sale             (911,680)                           (911,680)
                                                            ------------      ------------      ------------      ------------
    Loss from discontinued operations                       $ (1,391,320)     $   (974,406)     $         --      $   (164,460)
                                                            ============      ============      ============      ============

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies we have followed to prepare the condensed consolidated financial statements are consistent with the accounting policies described in EarthCare's notes to consolidated financial statements in EarthCare's Annual Report on Form 10-K/A for the year ended December 31, 2000.

         INTERIM FINANCIAL INFORMATION

         The accompanying interim financial statements and information are unaudited. We have omitted or condensed certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, although we believe that the disclosures included herein are adequate to make the information presented not misleading. You should read these interim financial statements in conjunction with EarthCare's consolidated financial statements for the year ended December 31, 2000. We have included in the interim financial statements all adjustments, consisting

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                            (Unaudited and continued)


only of normal recurring adjustments, necessary for a fair presentation of EarthCare's financial position, its results of operations and its cash flows. We do not believe that the operating results for any particular interim period are necessarily indicative of the operating results for a full year.

         We derived the financial information as of December 31, 2000 from our audited financial statements, which are included in EarthCare's Annual Report on Form 10-K/A for the year ended December 31, 2000.

         INCOME (LOSS) PER SHARE AND WEIGHTED SHARES

         We have not presented separate basic and diluted net loss per share information because the incremental shares used to determine net loss per share would be anti-dilutive. There is no difference between the basic and diluted weighted average shares for the periods presented. For the three-month and six month periods ended June 30, 2001 and 2000, we excluded the following potentially dilutive common stock equivalents from our calculations of diluted shares:

                                                     Six and three months ended June 30,
                                                     -----------------------------------
                                                           2001             2000
                                                       ------------     ------------
Common stock equivalents:

     Stock options and warrants                           3,332,739        3,266,814
     Contingently issuable shares                           200,428          460,271
     Shares issuable upon conversion of:
         10% Debentures                                  16,700,006        2,397,678
         10% Preferred                                   12,300,000               --
         Sagemark Loan                                    1,428,571               --
     Shares issuable
         to pay interest on 12% Debentures                  747,944        2,471,366
                                                       ------------     ------------

                                                         34,709,688        8,596,129
                                                       ============     ============

         PRO FORMA STATEMENT OF OPERATIONS

         In order to facilitate a comparison of our results from our continuing solid waste operations for the three month and six month periods ended June 30, 2001, we have included an unaudited pro forma statement of operations for our continuing solid waste operations for the three month and six month periods ended June 30, 2000. The pro forma statement of operations for the three month and six month periods ended June 30, 2000 included the historical results of operations of Earth Resource Management of Florida, our wholly owned solid waste subsidiary in Florida, which is a part of our EarthCare Solid Waste division, and our corporate office. In addition, we have included adjustments for the following items as if we had acquired Earth Resource Management of Florida on January 1, 2000:

         o Amortization of goodwill from our preliminary purchase price allocation and

         o Elimination of the management fee from EarthCare Resource of Florida to EarthCare.

5.       ACQUISITIONS

         On April 2, 2001, we acquired the equipment and intangible assets of Palm Carting, Inc., a non-hazardous solid waste collection company located in Palm Beach County, Florida for $350,000 in cash and future consideration of up to $250,000 to be paid in shares of our common stock if certain revenue targets are met, with the number of shares based upon the closing price of our common stock on the dates of measurement. In addition, we assumed $1.1 million of existing notes payable for equipment. Had we

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                            (Unaudited and continued)


acquired this collection operation on January 1, 2001 or 2000, our pro forma results of operations would not have been significantly different from the results of operations disclosed herein.

         On March 5, 2001, we entered into an agreement to acquire all of the outstanding shares of LandComp Corporation ("LandComp"). LandComp owns and operates a solid waste landfill in LaSalle County, Illinois. As an inducement to enter into this acquisition, we loaned $1,055,000 to LandComp and also agreed to a series of option payments that give EarthCare the right to complete this acquisition by the end of September 2001, which option payments amounted to $745,000 as of June 30, 2001. At the closing of this acquisition, we expect to issue approximately 3,500,000 shares of our common stock. The completion of this acquisition is subject to normal terms and conditions, including EarthCare obtaining a letter of credit of $5.3 million as stand-by financing for an existing industrial revenue bond and EarthCare obtaining a $2.75 million closure post-closure bond required by the State of Illinois. EarthCare expects to complete this acquisition during the third quarter of 2001 after the sale of the EarthLiquids division.

6.       DEBT

         As of June 30, 2001 and December 31, 2000, our debt consisted of the following:

                                                                             June 30        December 31,
                                                                               2001             2000
                                                                           ------------     ------------

EarthCare senior credit facility                                           $ 50,500,000     $ 52,000,000
Earth Resource Management of Florida senior debt                              7,731,372        7,817,693
Earth Resource Management of Florida bridge loans                             4,000,000               --
Earth Resource Management of Florida subordinated debt                        3,000,000        3,000,000
12% debentures                                                               20,000,000       20,000,000
10% debentures                                                               17,535,006       16,696,765
Earth Resource Management of Florida notes payable and other debt             4,433,093        2,628,561
                                                                           ------------     ------------

Total debt                                                                  107,199,471      102,143,019
Less current portion                                                         66,689,528       63,177,353
                                                                           ------------     ------------

Long-term debt                                                             $ 40,509,943     $ 38,965,666
                                                                           ============     ============

         Senior credit facility

         Under our senior credit facility, we may borrow up to $49.5 million at prime (6.5% as of August 27, 2001) plus 3%. The prime rate is based on the published rate of Bank of America N.A. On August 27, 2001, we executed a fourth amendment to our senior credit facility with our senior lenders. As part of the agreed upon terms for the fourth amendment, we will be required to comply with certain covenants, including the following:

o maintaining monthly EBITDA (earnings before interest, taxes, depreciation and amortization) for all our operations, excluding our solid waste division, of $350,000 during July of 2001 and $400,000 per month thereafter,

o    selling our EarthLiquids division by September 30, 2001, and

o selling our EarthAmerica business units at varying dates from September 30, 2001 to October 31, 2001.

Since we are required to use the proceeds from the sale of our EarthLiquids division and the sale of our EarthAmerica business units to repay our senior credit facility and since we expect these sales to be completed during the next twelve months, we have classified the outstanding balance under our senior credit facility as a current liability. If we are unable to complete the sale of our EarthAmerica business units and our EarthLiquids division by the required dates in the fourth amendment, we will be required to explore other sources of financing to repay our senior credit facility. Other sources of financing would

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                            (Unaudited and continued)


include refinancing our senior credit facility, seeking new debt or equity financing or selling our Solid Waste division.

         Our senior lenders also waived our lack of compliance with certain restrictive covenants in our third amendment, including the dates by which we were to sell our EarthAmerica division and our level of monthly EBITDA. As part of the fourth amendment, we agreed to pay interest to the banks at prime plus 3%. Payment of interest at prime plus 1.5% is due in cash at the end of each month, while the payment of interest at 1.5% is deferred until we sell our EarthLiquids division. Following the sale of the EarthLiquids division, payment of interest at prime plus 3% is required each month. The fees to the banks for the third and fourth amendments, amounting to $750,000, are deferred until we complete the sale of the EarthLiquids division.

         We have entered into various short-term fixed-interest rate swap contracts covering $30,000,000 of our senior credit facility. We record and pay interest expense at the fixed rate of 10.0%. Fees associated with these swap contracts are charged to interest expense as incurred.

         12% debentures

         On February 16, 2000, we completed a $20,000,000 private placement of our 12% subordinated debentures, due March 30, 2008, including issuance of warrants to purchase 400,000 shares of our common stock. We placed the 12% debentures with the following related parties:

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

         10% debentures

         On October 11, 1999, we completed a $15,000,000 private placement of our 10% convertible subordinated debentures, due October 31, 2006. We placed $7,887,000 of our 10% debentures with the following related parties:

o Donald Moorehead, Chairman and Chief Executive Officer, and his immediate family - $3,537,000,

o    Raymond Cash, Vice Chairman - $2,000,000,

o    George Moorehead, brother of Donald Moorehead - $1,250,000,

o Certain principals of the investment bank, Sanders Morris Harris, and their immediate families - $1,075,000, and

o Founders Equity Group, an investment bank to whom Donald Moorehead provided debt financing - $25,000.

         Interest is payable quarterly at the rate of 10% per year on the 10% debentures. From the closing through October 2001, interest is payable in kind by issuing additional 10% debentures. For the two years

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                            (Unaudited and continued)


ending October 2003, interest may be paid in cash if permitted by our senior lenders, otherwise interest is payable in additional debentures. For the last three years, interest is payable in cash. The holders of the 10% debentures may convert the 10% debentures into shares of our common stock at a rate of $1.05 per share. Based on the balance of the 10% debentures at June 30, 2001, if the holders converted their 10% debentures, they would receive 16,700,006 shares of our common stock.

         On March 31, 2001, we issued an additional $411,701 of our 10% debentures as interest payments. On June 30, 2001, we issued an additional $426,540 of our 10% debentures as interest payments. We may call the 10% debentures at any time, and we are required to redeem the 10% debentures on October 31, 2006.

         Earth Resource Management of Florida senior debt

         We have a revolving line of credit and a mortgage note payable agreement with CIB Marine Bank. We may borrow up to $6,000,000 under the revolving line of credit based on certain asset levels. We pay interest at prime plus 1 1/2% monthly in cash. In addition, we are obligated to make monthly payments of $55,600 on the mortgage note payable. We have provided CIB Marine with a security interest in all of the assets of Earth Resource Management of Florida, except for the stock of and the assets owned by Earth Resource Management of South Florida, Inc. and EarthCare Acquisition Sub, Inc., both wholly owned subsidiaries of Earth Resource Management of Florida. In addition, we have provided CIB Marine with a security interest in 57% of the outstanding common stock of Earth Resource Management of Florida. We have provided our senior lenders with a security interest in 43% of the outstanding common stock of Earth Resource Management of Florida. We are obligated to maintain an EBITDA to debt service coverage of 1.25 for each year. We did not comply with certain covenants in the Earth Resource Management of Florida senior debt agreement relating to certain financial ratios for the year ended December 31, 2000 and the quarter ended June 30, 2001. The Earth Resource Management of Florida debt owed to CIB Marine was due June 30, 2001 and we have included the Earth Resource Management of Florida debt to CIB Marine in the current portion of long-term debt. We are currently negotiating with CIB Marine for a longer term financing agreement.

         Earth Resource Management of Florida subordinated debt

         On December 4, 2000, we borrowed $3,000,000 pursuant to a new subordinated loan from Donald Moorehead, our Chairman, as part of a related financing transaction. At the same time, our Chairman borrowed $3,000,000 from a private lender. The terms of our subordinated loan are identical to the terms of the loan from the private lender to our Chairman. We used the proceeds from this loan to pay down our senior credit facility. We are obligated to pay interest at the rate of 24% per year under this loan. We were also obligated to pay $150,000 in fees and an additional $218,000 in interest because we did not repay this loan in April 2001. We paid the $150,000 placement fee in June 2001 to a private individual who arranged this loan. As of August 10, 2001, we have not paid the late fee or the additional interest. We have paid the regularly scheduled interest on this subordinated loan on a timely basis. Our Chairman has personally guaranteed the loan to the private lender.

         Earth Resource Management of Florida - Other Debt

         We have several separate notes payable used to finance vehicle and equipment purchases. The vehicles and equipment that were financed collateralize all the notes. We pay interest on these notes ranging from 5.5% to 21% per year. Our Chairman guarantees one of the notes payable.

         In November 2000, we obtained a mortgage note payable for $400,000 to finance the acquisition of our principal operating location in Tampa, Florida. We pay interest monthly at a rate of 9.75% per year and the land and building in Tampa, Florida collateralize the mortgage note payable.

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                            (Unaudited and continued)


         Earth Resource Management of South Florida - bridge loans

         On March 5, 2001, Earth Resource Management of South Florida obtained a $2,500,000 loan in a private placement by Sanders Morris Harris, an investment-banking firm. We agreed to pay interest at 14% per year payable monthly in cash. Because we did not repay the Sanders bridge loan on April 30, 2001, we pay interest at a rate of 18% per year payable monthly in cash. We issued the private lenders 100,000 shares of our common stock at the time of the loan closing. For each month after April 30, 2001 that any amount remains payable under the Sanders bridge loan, we are obligated to issue an additional 100,000 shares of our common stock. Because we have not repaid the Sanders bridge loan by the required date, as of August 10, 2001, we have issued 400,000 shares of our common stock to the holders of the Sanders bridge loan. Our Chairman has personally guaranteed the Sanders bridge loan and has provided collateral of $500,000. In addition, we have provided the common stock of Earth Resource Management of South Florida and EarthCare Acquisition Sub as collateral for the Sanders bridge loan. We have also provided a security interest in all the assets of Earth Resource Management of South Florida and EarthCare Acquisition Sub.

         On April 11, 2001, Earth Resource Management of South Florida obtained a $1,500,000 convertible loan from Sagemark Capital in a private placement. The Sagemark loan may be converted into our common stock at a current conversion price of $1.05 per share, which conversion price is protected against dilution. Our Chairman is a limited partner in Sagemark Capital. Our Chairman does not control Sagemark Capital and does not have any beneficial ownership in the shares into which the loan may be converted. We agreed to pay interest at 14% per year payable monthly in cash. In addition, we issued to the lender a warrant to purchase 680,000 shares of our common stock at $0.001 per share. The remainder of the warrant vests equally over a four-month period ending October 1, 2001. Our Chairman has personally guaranteed the Sagemark loan and we have agreed not to pledge any additional assets of Earth Resource Management of South Florida or EarthCare Acquisition Sub.

7.       STOCKHOLDERS' EQUITY

         COMMON STOCK

         As part of the closing of the Sanders bridge loan in March 2001, we issued 100,000 shares of common stock to the holders of the Sanders bridge loan. Since March 2001, we have issued an additional 400,000 shares to the same holders because we had not fully repaid the Sanders bridge loan by April 30, 2001. In addition, in January 2001, we issued 766 shares of our common stock to a holder of our 10% debentures in connection with the conversion of $2,756 of our 10% debentures.

         OPTIONS

         From January 1, 2001 through June 30, 2001, options to purchase 50,000 shares of our common stock were cancelled in connection with the resignation of an employee.

         WARRANTS

         As of August 10, 2001, warrants to purchase 2,399,404 shares of our common stock were outstanding at an average exercise price of $1.71.

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                            (Unaudited and continued)


8.       SEGMENT INFORMATION

         During 2001, our continuing operations consisted of our solid waste collection, transfer and disposal activities, which constitute a single segment. As a result, we have not provided separate segment disclosures.

9.       PROPERTY, PLANT AND EQUIPMENT

         Our property, plant and equipment consists of the following as of June 30, 2001 and December 31, 2000:

                                                June 30,       December 31,
                                                 2001              2000
                                             ------------      ------------

Land                                         $  5,833,676      $  5,708,800
Machinery and equipment                        10,308,679         8,377,499
Buildings and improvements                      1,125,346         1,124,552
Office equipment                                  938,240           124,906
Construction-in-progress                          347,274           136,724
                                             ------------      ------------
                                               18,553,215        15,472,481
Less accumulated depreciation                  (1,028,105)               --
                                             ------------      ------------

                                             $ 17,525,110      $ 15,472,481
                                             ============      ============

10.      ACCRUED LIABILITIES

         Our accrued liabilities consist of the following as of June 30, 2001 and December 31, 2000:

                                                         June 30        December 31,
                                                           2001             2000
                                                       ------------     ------------

Payroll, bonuses, payroll taxes and benefits           $  1,133,203     $    835,166
Interest                                                    412,379        2,634,107
Insurance                                                 3,128,988        3,274,679
Severance, legal and indemnification                      1,943,065        4,340,170
Environmental matters                                     3,149,206        2,791,075
Other                                                     3,942,412        2,097,315
                                                       ------------     ------------

Total accrued liabilities                              $ 13,709,253     $ 15,972,512
                                                       ============     ============

11.      RELATED PARTY TRANSACTIONS

         Included in other assets at June 30, 2001 and December 31, 2000 is a $500,000 note receivable due from Solid Waste Ventures, Inc., a private company that is owned 100% by a private investor and which is in part financed by Donald Moorehead, our Chairman and Chief Executive Officer. Solid Waste Ventures was the former majority owner of Earth Resource Management of Florida.

         Accounts receivable at June 30, 2001 and December 31, 2000 included approximately $62,998 and $24,000, respectively, due from ISN Software, a private company owned in part by William Addy, our

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                            (Unaudited and continued)


Vice President and one of our directors. During the three and six month periods ended June 30, 2001, we incurred fees of $202,500 and $405,000, respectively, for information services provided by ISN Software. In addition during the three and six month periods ended June 30, 2001, we incurred costs of $407,000 and $361,000, respectively, for telecommunication charges and employees leased by ISN Software from EarthCare, which costs were billed to ISN Software.

                                     ITEM 2
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


BUSINESS

         EarthCare Company ("EarthCare") is a publicly traded company whose common stock is currently traded on the OTC Bulletin Board under the symbol "ECCO.OB". EarthCare and its subsidiaries are engaged in three non-hazardous waste divisions. Our EarthCare Solid Waste division provides collection, transfer and disposal of non-hazardous solid waste in Hillsborough County, Florida, the adjoining counties and Palm Beach County, Florida. Our EarthAmerica division provides non-hazardous liquid waste collection, processing, treatment, disposal, bulk transportation, pumping, plumbing and maintenance services from its operating locations in New York, New Jersey, Pennsylvania, Florida, Georgia and Texas. Our EarthLiquids division provides non-hazardous liquid waste used oil and oily wastewater recovery and treatment services in Florida, Delaware, Louisiana, Maryland, New Jersey and Pennsylvania. EarthLiquids also sells refined oil derived from used oil and oily wastewater.

RECENT DEVELOPMENTS

         On August 27, 2001, we executed a fourth amendment to our senior credit facility. As part of the agreed upon terms for the fourth amendment, we will be required to comply with certain covenants, including the following:

o maintaining monthly EBITDA (earnings before interest, taxes, depreciation and amortization) for all of our operations, excluding our solid waste division, of $350,000 during July 2001 and $400,000 per month thereafter,

o    selling our EarthLiquids division by September 30, 2001, and

o selling the business units comprising our EarthAmerica division at varying dates from September 30, 2001 to October 31, 2001.

Since we are required to use the proceeds from the sale of our EarthLiquids division and the sale of our EarthAmerica business units to repay our senior credit facility and since we expect these sales to be completed during the next twelve months, we have classified the outstanding balance under our senior credit facility as a current liability. If we are unable to complete the sale of our EarthAmerica business units and our EarthLiquids division by the required dates in the fourth amendment, we will be required to explore other sources of financing to repay our senior credit facility. Other sources of financing would include refinancing our senior credit facility, seeking new debt or equity financing or selling our Solid Waste division.

         Our senior lenders also waived our lack of compliance with certain restrictive covenants in our third amendment, including the monthly EBITDA requirement and the requirement to sell our EarthAmerica division by certain dates. As part of the fourth amendment, we have agreed to an increase in the interest rate payable on our senior debt to prime plus three percent. The prime rate as of August 27, 2001 was 6.5%. Payment of interest at prime plus 1.5% is due in cash at the end of each month, while the payment of interest at 1.5% is deferred until we complete the sale of our EarthLiquids division. Following the sale of our EarthLiquids division, payment of interest at prime plus 3% is required each month. The fees to the banks for the third and fourth amendments, amounting to $750,000, are deferred until we complete the sale of the EarthLiquids division.

         On August 8, 2001, we completed the sale of our plumbing and industrial pumping businesses in Georgia to a private company, Tempered Air Systems, and a private individual, John Hulsey, for $1.0 million in cash and a $300,000 note payable. In addition, we obtained a release from Mr. Hulsey from his employment contract and his contingent consideration agreement. We recognized a loss of approximately $2.7 million on the sale of these businesses. The expected loss on the sale of these businesses was recorded in the fourth quarter of 2000 as part of the expected loss on the sale of the EarthAmerica division.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


         On August 6, 2001, we announced an agreement to sell the assets of our EarthLiquids division to U.S. Filter for $35 million in cash at closing and up to $5 million in additional consideration contingent on the future financial performance of the EarthLiquids division. We expect that we will complete this transaction by the end of the third quarter of 2001, subject to normal terms and conditions, including due diligence, stockholder approval and completion of a definitive agreement. Donald Moorehead, our Chairman, Raymond Cash, our Vice Chairman, and certain significant stockholders have orally indicated their intent to vote in favor of this transaction. We have received oral commitments to vote over 70% of our common and preferred stock in favor of this transaction.

         We are currently negotiating with several strategic buyers for the sale of the remaining EarthAmerica business units. Although we expect to complete these transactions by the end of October 2001, we cannot provide any assurance that these transactions will be completed by such date nor can we provide any assurance that we will be able to complete such transactions at prices that are favorable to EarthCare.

         On June 5, 2001, our common stock was delisted from the Nasdaq National Market because, among other reasons, our common stock had not traded above the minimum $5 bid price, did not have a current market capitalization exceeding $35 million, and had not had a market value for shares held by non-affiliates exceeding $15 million.

         On April 2, 2001, we acquired the equipment and intangible assets of Palm Carting, Inc., a non-hazardous solid waste collection company located in Palm Beach County, Florida for $350,000 in cash and future consideration of up to $250,000 to be paid in shares of our common stock if certain revenue targets are met, with the number of shares based upon the closing price of our common stock on the dates of measurement. In addition, we assumed $1.1 million of existing notes payable for equipment. Had we acquired this collection operation on January 1, 2001 or 2000, our pro forma results of operations would not have been significantly different from the results of operations disclosed herein.

         On March 5, 2001, we entered into an agreement to acquire all of the outstanding shares of LandComp Corporation, which owns and operates a solid waste landfill in LaSalle County, Illinois. As an inducement to enter into this transaction, we loaned $1,055,000 to LandComp and agreed to a series of option payments that give EarthCare the right to complete this acquisition by the end of September 2001, which amounted to $745,000 as of June 30, 2001. At the closing of this transaction, we expect to issue approximately 3,500,000 shares of our common stock. The completion of this acquisition is subject to normal terms and conditions, including EarthCare obtaining a letter of credit of $5.3 million as stand-by financing for an existing industrial revenue bond and EarthCare obtaining a $2.75 million closure post-closure bond required by the State of Illinois. EarthCare expects to complete this acquisition during the third quarter of 2001 after the sale of the EarthLiquids division.

         During the third quarter of 2000, our management group and Board of Directors decided to focus our future management and financial resources principally on the non-hazardous solid waste business in an effort to build a stronger company with more predictable revenue, earnings and cash flows. As part of this change of focus, we sold our environmental compliance software company, Allen Tate Commercial Software LLP, during the fourth quarter of 2000 to a private company owned by William Addy, one of our executive officers. We began exploring certain financing and strategic alternatives for our EarthAmerica and EarthLiquids divisions. On April 12, 2001, our Board of Directors approved a plan to sell both divisions.

         In their report on the December 31, 2000 consolidated financial statements, our independent accountants expressed substantial doubt about our ability to continue as a going concern. We believe that EarthCare is a going concern. We believe that we have implemented a plan that will allow EarthCare to continue as a going concern focused on the solid waste industry. Our plans to improve the cash flow from operations and reduce our debt level are discussed herein and include the steps shown below:

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


o reducing operating expenses (in addition to personnel reductions that have occurred in the fourth quarter of 2000), including the integration of certain management and administrative functions;

o    managing working capital to improve cash flow from operating activities;

o    selling our EarthAmerica and EarthLiquids divisions;

o    refinancing certain existing debt, and

o    raising additional debt and equity capital.

         We can provide no assurance that we will be successful implementing the changes necessary to accomplish these objectives, or if we are successful, that the changes will help us improve our cash flow and reduce our debt.

  RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 VS. SIX MONTHS ENDED
   JUNE 30, 2000 AND THREE MONTHS ENDED JUNE 30, 2001 VS. THREE MONTHS ENDED
                                 JUNE 30, 2000

         The results of operations are discussed in three sections: (i) historical results of continuing operations; (ii) pro forma results of continuing operations; and (iii) historical results of discontinued operations. During the discussion of results of operations and liquidity and capital resources, references to 2001 and 2000 are for the six- and the three-month periods ended June 30, 2001 and 2000, respectively.

         HISTORICAL RESULTS OF CONTINUING OPERATIONS

         Our historical results of continuing operations are directly affected by our acquisition of Earth Resource Management of Florida on December 30, 2000. For our discussion of the results of operations, EarthCare's Solid Waste Division consists of the solid waste operations of Earth Resource Management of Florida in Hillsborough County, Florida, the surrounding counties, and our solid waste operations in Palm Beach County, Florida.

         Six months ended June 30, 2001 versus six months ended June 30, 2000

         Our revenues increased by $11.2 million from 2000 to 2001, including an increase of $11.7 million due to the acquisition of Earth Resource Management of Florida, offset in part by a reduction of $560,000 in management fees from Earth Resource Management of Florida during 2000, which did not recur in 2001. The increase in cost of operations relates solely to the acquisition of Earth Resource Management of Florida. EarthCare's selling, general and administrative expense decreased by $1.3 million, or 25.1%, from $5.4 million in 2000 to $4.1 million in 2001. Earth Resource Management of Florida's selling, general and administrative expense increased by $1.7 million in 2001 as a result of this acquisition. EarthCare's corporate selling, general and administrative expense decreased from $5.4 million in 2000 to $2.0 million in 2001. During the second quarter of 2000, we recorded $3.0 million of charges relating to severance, asset impairment, acquisition and other costs, which costs did not recur in 2001. In addition, we reduced our corporate operating costs by $400,000. Interest expense increased by $3.3 million from 2000 to 2001 as a result of the assumption of Earth Resource Management of Florida's debt, interest incurred on our bridge loans and the interest incurred on EarthCare's 10% debentures. In addition, the interest allocated to the discontinued operations during the second quarter of 2001 was reduced. During the second quarter of 2001, the allocation of interest was based on the expected net proceeds from the sale of the discontinued operations. During the first quarter of 2001 and during the first six months of 2000, the interest expense allocated to discontinued operations was based on the total debt outstanding. This change in allocation method resulted in a higher allocation of interest expense to continuing operations. Due to the loss generated through June 30, 2001, no tax provision was recorded.

         Three months ended June 30, 2001 versus three months ended June 30,
2000

         Our revenues increased by $5.9 million from 2000 to 2001, including an increase of $6.2 million due to the acquisition of Earth Resource Management of Florida, offset in part by a reduction of $280,000 in management fees from Earth Resource Management of Florida during 2000, which did not recur in 2001. The increase in cost of operations relates solely to the acquisition of Earth Resource Management of

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


Florida. EarthCare's selling, general and administrative expense decreased by $2.1 million, or 49.0%, from $4.3 million in 2000 to $2.2 million in 2001. Earth Resource Management of Florida's selling, general and administrative expense increased by $1.0 million in 2001 as a result of this acquisition. EarthCare's corporate selling, general and administrative expense decreased by $3.1 million in 2001, from $4.3 million in 2000 to $1.3 million in 2001. During the second quarter of 2000, we recorded $3.0 million of charges relating to severance, asset impairment, acquisition and other costs, which costs did not recur in 2001. In addition, we reduced our corporate operating costs by $300,000. Interest expense increased by $2.1 million from 2000 to 2001 as a result of the assumption of Earth Resource Management of Florida's debt, interest incurred on our bridge loans and the interest incurred on EarthCare's 10% debentures In addition, the interest allocated to the discontinued operations during the second quarter of 2001 was reduced. During the second quarter of 2001, the allocation of interest was based on the expected net proceeds from the sale of the discontinued operations. During the first quarter of 2000, the interest expense allocated to discontinued operations was based on the total debt outstanding. This change in allocation method resulted in a higher allocation of interest expense to continuing operations. Due to the loss generated through June 30, 2001, no tax provision was recorded.

         PRO FORMA RESULTS OF CONTINUING OPERATIONS

         On a pro forma basis, the results of continuing operations are summarized below as a percentage of revenue.

                                                               Six months ended June 30,          Three months ended June 30,
                                                            ------------------------------      ------------------------------
                                                                2001              2000              2001              2000
                                                            ------------      ------------      ------------      ------------
                                                             Historical        Pro Forma         Historical        Pro Forma

Revenues                                                           100.0%            100.0%            100.0%            100.0%
                                                            ------------      ------------      ------------      ------------

Operating expenses:
     Cost of operations                                             66.7%             69.1%             67.8%             66.1%
     Selling, general and administrative expense                    31.9%             77.3%             30.8%            125.2%
     Depreciation and amortization                                   8.6%             10.0%              7.8%              9.6%
                                                            ------------      ------------      ------------      ------------
         Total operating expenses                                  107.2%            156.4%            106.4%            200.9%
                                                            ------------      ------------      ------------      ------------

Operating loss                                                      (7.2)%           (56.4)%            (6.4)%          (100.9)%

Interest expense                                                    32.2%             10.9%             39.9%             12.0%
                                                            ------------      ------------      ------------      ------------

Loss before income tax provision                                   (39.4)%           (67.3)%           (46.3)%          (112.9)%

Income tax provision                                                 0.0%              0.0%              0.0%              0.0%
                                                            ------------      ------------      ------------      ------------

Net loss                                                           (39.4)%           (67.3)%           (46.3)%          (112.9)%
                                                            ------------      ------------      ------------      ------------

         The pro forma statement of operations for 2000 included the historical results of operations of Earth Resource Management of Florida and our corporate office. In addition, we have included adjustments for the following items as if we had acquired Earth Resource Management of Florida on January 1, 2000:

         o Amortization of goodwill from our preliminary purchase price allocation and

         o Elimination of the management fee from Earth Resource Management of Florida to EarthCare.

         Six months ended June 30, 2001 versus six months ended June 30, 2000 - pro forma

         Revenue increased by $3.1 million, or 34.8%, from $8.7 million in 2000 to $11.8 million in 2001, which increase is primarily attributable to an increase in the volume of our commercial collection and disposal services and to a lesser extent to a price increase for our services. Our cost of operations increased by $1.9 million, or 30.0%, from $6.0 million in 2000 to $7.9 million in 2001, which increase is

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


directly attributable to the increased volume during 2001. As a percentage of revenue, our cost of operations declined by 2.4% from 69.1% in 2000 to 66.7% in 2001. We accomplished this reduction in large part due to improved route efficiencies as we expanded our commercial customer base. Selling, general and administrative expense decreased by $2.7 million, from $6.8 million in 2000 to $4.1 million in 2001. Earth Resource Management of Florida's selling, general and administrative expense increased $400,000, from $1.3 million in 2000 to $1.7 million in 2001 due to increases in sales personnel and sales commissions associated with the increase in volume and due to increased operating costs associated with implementing an organization infrastructure in Florida to manage Earth Resource Management of Florida's solid waste business. EarthCare's corporate selling, general and administrative expense decreased from $5.4 million in 2000 to $2.0 million in 2001. During the second quarter of 2000, we recorded $3.0 million of charges relating to severance, asset impairment, acquisition and other costs, which costs did not recur in 2001. In addition, we reduced our corporate operating costs by $400,000. Interest expense increased by $2.8 million, or 299.6%, from $948,000 in 2000 to $3.8 million in 2001, due to the higher level of EarthCare and Earth Resource Management of Florida debt outstanding after the first quarter of 2001 and the outstanding bridge loans. In addition, the interest allocated to the discontinued operations during the second quarter of 2001 was reduced. During the second quarter of 2001, the allocation of interest was based on the expected net proceeds from the sale of the discontinued operations. During the first quarter of 2001 and during the first six months of 2000, the interest expense allocated to discontinued operations was based on the total debt outstanding. This change in allocation method resulted in a higher allocation of interest expense to continuing operations.

         Three months ended June 30, 2001 versus three months ended June 30, 2000 - pro forma

         Revenue increased by $1.5 million, or 32.9%, from $4.6 million in 2000 to $6.2 million in 2001, which increase is primarily attributable to an increase in the volume of our commercial collection and disposal services and to a lesser extent to a price increase for our services. Our cost of operations increased by $1.0 million, or 31.7%, from $3.2 million in 2000 to $4.2 million in 2001, which increase is directly attributable to the increased volume during 2001. As a percentage of revenue, our cost of operations declined by 2.4% from 69.1% in 2000 to 66.7% in 2001. We accomplished this reduction in large part due to improved route efficiencies as we expanded our commercial customer base. Selling, general and administrative expense decreased by $2.7 million, from $6.8 million in 2000 to $4.1 million in 2001. Earth Resource Management of Florida's selling, general and administrative expense increased $400,000, from $1.3 million in 2000 to $1.7 million in 2001 due to increases in sales personnel and sales commissions associated with the increase in volume and due to increased operating costs associated with implementing an organization infrastructure in Florida to manage Earth Resource Management of Florida's solid waste business. EarthCare's corporate selling, general and administrative expense decreased from $5.4 million in 2000 to $2.0 million in 2001. During the second quarter of 2000, we recorded $3.0 million of charges relating to severance, asset impairment, acquisition and other costs, which costs did not recur in 2001. In addition, we reduced our corporate operating costs by $400,000. Interest expense increased by $1.9 million, or 343.2%, from $555,000 in 2000 to $2.5 million in 2001, due to the higher level of EarthCare and Earth Resource Management of Florida debt outstanding after the first quarter of 2001 and the outstanding bridge loans. In addition, the interest allocated to the discontinued operations during the second quarter of 2001 was reduced. During the second quarter of 2001, the allocation of interest was based on the expected net proceeds from the sale of the discontinued operations. During the first quarter of 2000, the interest expense allocated to discontinued operations was based on the total debt outstanding. This change in allocation method resulted in a higher allocation of interest expense to continuing operations.

         HISTORICAL RESULTS OF DISCONTINUED OPERATIONS

         Summaries of the historical results of discontinued operations for our EarthAmerica and EarthLiquids divisions are presented on page 14 of this report. The results of each division are discussed separately. We have not discussed the operating results of our Allen Tate division as this operation was sold in October 2000.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (continued)


         EarthAmerica

         Six months ended June 30, 2001 versus six months ended June 30, 2000

         EarthAmerica's revenue decreased by $3.8 million, or 15.3%, from $25.1 million in 2000 to $21.3 million in 2001, which decline was due primarily to lower revenues from our plumbing services ($3.0 million) and our septic pumping services ($1.0 million). In addition, at the end of February 2001, our revenues decreased by $1.3 million due to the sale of our service center in Pompano, Florida. Revenues from our restaurant grease trap services increased by $1.4 million from 2000 to 2001. Revenue from our service center in Vernon, New York increased by $1.5 million primarily as a result of the acquisition of this service center in April 2000. EarthAmerica's cost of operations decreased by $2.2 million, or 13.4%, from $16.3 million in 2000 to $14.1 million in 2001 primarily as a result of the changes in revenue described above. As a percentage of revenue, the cost of operations increased from 64.7% in 2000 to 66.2% in 2001, due primarily to the revenue mix during the respective periods. EarthAmerica's selling, general and administrative expense decreased by $536,000, or 8.8%, from $6.0 million in 2000 to $5.5 million in 2001, due to reductions in personnel and sales and marketing costs. As a percentage of revenue, selling, general and administrative expense increased by 1.9% from 24.1% in 2000 to 26.0% in 2001 because a high proportion of these costs are fixed and do not vary directly with changes in revenue. Depreciation and amortization expense decreased $744,000. During the second quarter of 2001, there was no depreciation and amortization expense as such expenses are not recognized for discontinued operations after the measurement date for recording the value of the discontinued operations, which date was deemed to be March 31, 2001. Interest expense decreased by $95,000, due to a combination of a higher level of debt outstanding during 2001 and the additional allocated debt needed to finance the operating results of EarthAmerica during 2000 and 2001, offset by a reduction interest expense due to a change in the method by which interest was allocated as described in the discussion of historical operating results.

         Three months ended June 30, 2001 versus three months ended June 30,
2000

         EarthAmerica's revenue decreased by $2.0 million, or 15.4%, from $13.1 million in 2000 to $11.1 million in 2001, which decline was due primarily to lower revenues from our plumbing services ($1.4 million). In addition, at the end of February 2001, our revenues decreased by $800,000 due to the sale of our service center in Pompano, Florida. Revenues from our restaurant grease trap services increased by $400,000 from 2000 to 2001. EarthAmerica's cost of operations decreased by $1.3 million, or 15.8%, from $8.4 million in 2000 to $7.1 million in 2001 primarily as a result of the changes in revenue described above. As a percentage of revenue, the cost of operations remained relatively constant decreasing from 64.1% in 2000 to 63.9% in 2001. EarthAmerica's selling, general and administrative expense decreased by $251,000, or 8.3%, from $3.0 million in 2000 to $2.8 million in 2001, due to reductions in personnel and sales and marketing costs. As a percentage of revenue, selling, general and administrative expense increased by 1.9% from 22.9% in 2000 to 24.8% in 2001 because a high proportion of these costs are fixed and do not vary directly with changes in revenue. Depreciation and amortization expense decreased $974,000. During the second quarter of 2001, there was no depreciation and amortization expense as such expenses are not recognized for discontinued operations after the measurement date for recording the value of the net assets of discontinued operations, which date was deemed to be March 31, 2001. Interest expense decreased by $641,000, or 42.1%, in 2001 from $1.5 million in 2000 to $880,000 in 2001 due to a combination of a higher level of debt outstanding during 2001 and the additional allocated debt needed to finance the operating results of EarthAmerica during 2000 and 2001, offset by a reduction interest expense due to a change in the method by which interest was allocated as described in the discussion of historical operating results.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


         EarthLiquids

         Six months ended June 30, 2001 versus six months ended June 30, 2000

         EarthLiquids' revenue increased by $2.9 million, or 16.6%, from $17.2 million in 2000 to $20.1 million in 2001, which increase was due to various factors, including: (i) an additional month of revenue during 2001 since International Petroleum Corporation was not acquired until February 1, 2000;
(ii) 20% increase in the average price of our refined oil products as a result of overall market increases in oil and gas pricing; and (iii) offset, in part, by a 12% decrease in the volume of refined oil sold. EarthLiquids' cost of operations increased by $2.5 million, or 23.3%, from $11.0 million in 2000 to $13.5 million in 2001 primarily due to higher costs for used and virgin oil collected and purchased. As a percentage of revenue, the cost of operations increased by 3.7% from 63.6% in 2000 to 67.3% in 2001. The volume of oil sold decreased, but since many of the operating costs are fixed in nature, there was not a corresponding decrease in operating costs. EarthLiquids' selling, general and administrative expense increased by $554,000 or 22.5%, from $2.5 million in 2000 to $3.0 million in 2001, due primarily to the acquisition of International Petroleum Corporation. As a percentage of revenue, selling, general and administrative expense decreased by 0.7% from 14.3% in 2000 to 15.0% in 2001 because a high proportion of these costs are fixed and do not directly vary with a change in revenue. Depreciation and amortization expense decreased $529,000. During the second quarter of 2001, there was no depreciation and amortization expense as such expenses are not recognized for discontinued operations after the measurement date for recording the value of the net assets of the discontinued operations, which date was deemed to be March 31, 2001. Interest expense increased by $348,000 due to a combination of a higher level of debt outstanding during 2001 offset by the cash flow generated by EarthLiquids which reduced its allocated debt. This increase was offset by a reduction interest expense due to a change in the method by which interest was allocated as described in the discussion of historical operating results.

         Three months ended June 30, 2001 versus three months ended June 30,
2000

         EarthLiquids' revenue decreased by $74,000, from $9.5 million in 2000 to $9.4 million in 2001, which decrease was due to a 12.5% decrease in the volume of refined oil products sold offset by a 12% increase in the average sales price. As a percentage of revenue, the cost of operations increased by 7.8% from 61.7% in 2000 to 69.5% in 2001. The volume of oil sold decreased, but since many of the operating costs are fixed in nature, there was not a corresponding decrease in operating costs. EarthLiquids' selling, general and administrative expense increased by $404,000, or 38.8%, from $1.0 million in 2000 to $1.4 million in 2001, primarily due to an increase in sales and marketing personnel since the end of the second quarter of 2000. As a percentage of revenue, selling, general and administrative expense increased by 4.4% from 11.0% in 2000 to 15.4% in 2001 for the same reasons. Depreciation and amortization expense decreased $913,000. During the second quarter of 2001, there was no depreciation and amortization expense as such expenses are not recognized for discontinued operations after the measurement date for recording the net assets value for discontinued operations, which date was deemed to be March 31, 2001. Interest expense increased by $130,000 due to a combination of a higher level of debt outstanding during 2001. This increase was offset by the cash flow generated by EarthLiquids, which reduced its allocated debt, and by a reduction interest expense due to a change in the method by which interest was allocated as described in the discussion of historical operating results.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW - OPERATING ACTIVITIES

         During the six month period ended June 30, 2001, we used $42,000 in cash for all our operating activities. We generated $2.6 million in cash from our discontinued EarthAmerica and EarthLiquids divisions. We used $2.6 million in cash from our continuing EarthCare Solid Waste and corporate operations. We incurred a loss of $4.6 million from our continuing operations. Our EarthCare Solid Waste operations generated adequate cash to fund its operating needs and service its debt, while our EarthLiquids and EarthAmerica divisions provided sufficient cash flow needed to fund our corporate operations.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


         During the six month period ended June 30, 2000, we used $5.8 million in cash for all our operating activities. We used $1.9 million in cash from our discontinued EarthAmerica and EarthLiquids divisions and funded these needs with borrowings under our debt agreements. We used $3.9 million in cash for our continuing EarthCare Solid Waste and corporate operations. We incurred a loss of $5.5 million from our continuing operations.

         In order for EarthCare to continue to meet its current obligations prior to selling the EarthAmerica and EarthLiquids divisions, the operating results and cash flows for its EarthAmerica and its EarthLiquids divisions must remain at or improve from the levels attained during the first six months of 2001.

         During the six month period ended June 30, 2001, we have generated cash from our discontinued operations to support the needs of our discontinued operations, to fund our corporate costs and to service interest payments on our debt. During the first six months of 2001, we have continued to aggressively manage the working capital of EarthCare in order to help generate an adequate level of cash for operating needs and to service our debt. We have deferred certain capital expenditures that are not critical to support known revenue, maintenance or safety needs.

         Working capital deficiency

         As of June 30, 2001, we had a working capital deficiency of approximately $24.7 million. Because the fourth amendment to our senior credit facility will require us to sell our EarthAmerica business units and our EarthLiquids division, because we anticipate that we will sell both of these divisions during the year ending December 31, 2001 and because of our non-compliance with certain covenants in our senior credit facility, we have included the entire outstanding balance of our senior credit facility as current indebtedness. Our working capital deficiency includes $53.1 million of net assets for our discontinued EarthAmerica and EarthLiquids divisions and includes $50.5 million of debt outstanding under our senior credit facility. Our working capital deficiency will likely increase following the sale of the EarthAmerica and EarthLiquids divisions.

         The current portion of long-term debt at June 30, 2001, includes the following amounts that management intends to refinance during 2001 on a long-term basis or repay during 2001 from other sources of cash financing, but we can provide no assurance that we will be able to do so:

o $7.8 million due to one of Earth Resource Management of Florida's senior lenders - we are currently negotiating with this senior lender to refinance this debt on a long-term basis.

o $4.0 million in bridge loans - that we expect to refinance with alternate sources of debt or equity capital. We also expect to repay one of these loans following the sale of our EarthAmerica business units and our EarthLiquids division.

o $3.0 million in subordinated debt due to Donald Moorehead, our Chairman - which is in turn owed by Mr. Moorehead to a third party. This debt is not secured by any assets of EarthCare. Because we did not repay this debt in full on June 13, 2001, we will incur interest at an annual rate of 24% payable monthly in cash. We intend to repay this obligation during 2001 with alternate sources of debt or equity capital.

         As of June 30, 2001, our accrued liabilities amounted to $13.7 million and included the following items that are not expected to be paid during 2001 or are intended to be refinanced during 2001 on a long-term basis, but have been classified as current liabilities for the reasons described:

o $2.3 million for insurance - which represents insurance premium assessments due as the result of insurance audits. We are currently negotiating a payment plan for this liability, which if successfully negotiated would allow us to repay this amount over two to four years.

o $3.1 million in accrued environmental remediation costs - which amount consists primarily of environmental liabilities accrued for as part of the acquisition of EarthLiquids' subsidiary, International Petroleum Corporation. At the time the purchase price was finalized, we recorded a reserve for the estimated remediation costs associated with various sites, as the amount was estimable

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


     and probable of being paid. We have not been able to determine when such liability will be discharged and, as a result, have included the liability as a current liability.

         If we are unable to refinance our debt that is due during 2001 or if we are unable to defer the payment of our insurance or environmental liabilities mentioned above with cash during 2001, and if the cash flows from our operating activities are not adequate to fund these cash requirements, we will be unable to maintain our current operations without obtaining alternate sources of debt or equity capital, significantly reducing our operating expense or selling certain of our operating assets. Although we intend to refinance some of our debt that is due during 2001 and we intend to defer cash payments on our insurance and environmental liabilities during 2001, we can provide no assurance that we will be able to do so.

         Assuming that we have sold our EarthAmerica business units and the EarthLiquids division, our company will consist of our EarthCare Solid Waste division and our corporate office. In order to continue our operations, we will be required to either amend our existing senior credit facility or seek new senior debt financing to finance our ongoing operations and our strategic and acquisition growth plans in the non-hazardous solid waste industry. We also intend to raise additional equity or debt capital to support our growth plans. We can provide no assurance that we will be able to raise the capital necessary to support our non-hazardous solid waste growth plans. If we are unable to raise the necessary capital we will continue to operate our EarthCare Solid Waste division and focus on internal growth funded by our operating cash flow. If our operating cash flow from our Solid Waste Division is not adequate to fund our internal growth, we will be required to reduce our operating expenses, most likely with personnel reductions and reductions in our corporate general and administrative expense. We may also be required to sell certain operating assets.

         CASH FLOW - INVESTING ACTIVITIES

         During the six month period ended June 30, 2001, we used $2.0 million in cash for all our investing activities. We used $950,000 for capital expenditures for equipment for our EarthCare Solid Waste Division and to transfer certain assets from our discontinued operations. We used $350,000 to acquire Palm Carting. We used $1.1 million for an inducement note receivable from LandComp in connection with a planned acquisition of this landfill company. We also used $745,000 as consideration to the LandComp shareholders for the option to acquire LandComp. We collected $400,000 on January 5, 2001 as repayment of an advance on December 30, 2000 to Donald Moorehead, our Chairman and Chief Executive Officer. We generated $1.1 million in cash from our discontinued operations, primarily from the sale of our EarthAmerica service center in Pompano, Florida and the sale of certain surplus assets, offset by capital expenditures in our EarthLiquids division.

         During the six month period ended June 30, 2000, we used $43.0 million in cash for all our investing activities. We used $42.9 million for our discontinued operations for business acquisitions and capital expenditures. We used $30.0 million in cash to acquire the International Petroleum Corporation companies from World Fuel Services. We used $7.8 million in cash to acquire All County Resource Management Corporation, which became our EarthAmerica division's Vernon, New Jersey service center. We used the $4.2 million principally for capital expenditures for our EarthAmerica and EarthLiquids divisions. We used $928,000 in cash to fund a note receivable for a deep injection well project that was part of our EarthAmerica division.

         CASH FLOW - FINANCING ACTIVITIES

         During the six month period ended June 30, 2001, we generated $2.1 million in cash from our financing activities. We repaid a net amount of $1.6 million, primarily to reduce our senior credit facility and Earth Resource Management of Florida debt. We generated $5.3 million from the following sources: (i) $950,000 by selling the assets of our EarthAmerica Pompano operation at the end of February 2001; (ii) $400,000 from the repayment of our note receivable from Donald Moorehead; and (iii) $4.0 million from our bridge loans. We raised $2.5 million of cash through a private placement of the Sanders bridge loan,

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


the proceeds from which were used to finance the note receivable to LandComp, to pay acquisition option fees to the LandComp shareholders and to provide working capital for Earth Resource Management of Florida. In April 2001, we completed the acquisition of a collection company in Florida and used $350,000 from the Sanders bridge loan to finance this acquisition. In April 2001, we obtained a $1.5 million bridge loan from Sagemark Capital and used the net proceeds plus funds generated by our operating activities to pay $1.75 million to World Fuel Services as settlement of an arbitration dispute.

         During the six month period ended June 30, 2000, we generated $49.4 million in cash from our financing activities. We borrowed a net amount of $26.0 million under our senior credit facility. We completed the private placement of our 10% debentures and raised $1.0 million. We also completed a private placement of our 12% debentures and raised $20.0 million. The proceeds from borrowings under our senior credit facility and our 10% and 12% debentures were used to pay debt issuance costs and to finance our operating and investing activities during 2000. In addition, we raised $3.9 million in net cash proceeds from the sale of approximately 600,000 shares of common stock, which net proceeds were used to repay a loan from Donald Moorehead and to fund our working capital needs.

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

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board issued Statements of Financial Accounting Standards Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets. The accounting standard relating to business combinations is required to be adopted for reporting periods ending after June 30, 2001 and we will comply with this standard as and when we complete any business combinations. The accounting standard related to goodwill and other intangible assets is required to be adopted for fiscal years beginning after December 15, 2001. We intend to adopt this new accounting standard beginning in our fiscal year 2002; however, we have not yet evaluated the effect of adopting this new accounting standard.

                                     ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our senior credit facility and our Earth Resource Management of Florida senior debt bear interest rates that are based on the prime-lending rate, as published at various times by our banks. A portion of our combined outstanding balance of our senior credit facility and all our Earth Resource Management of Florida senior debt and amounted to approximately $27.8 million as of August 10, 2001. If the prime lending rate moves up or down by 1%, we will incur an increase or a decrease in annual interest expense of approximately $278,000. In addition, we are obligated to issue 100,000 shares of common stock for each month after April 2001 that the Sanders bridge loan is not fully repaid. To date we have issued 400,000 shares to the holders of the Sanders bridge loan. The remainder of our debt is set at fixed rates and is not subject to changes in interest rates.

         Under the terms of our 10% convertible preferred stock and certain of our warrants, we are obligated, under certain conditions, to reduce the conversion price for these securities if we issued common stock for less than $3.60 per share or we issued any convertible debt instrument or equity security with a conversion or exercise price of less than $3.60 per share. On April 25, 2001, we issued 3,090,966 shares of EarthCare's common stock to pay the interest due on our 12% debentures. As a result of this issuance, the conversion price for our 10% convertible preferred stock and certain of our warrants was reduced to $1.047, the closing price on March 30, 2001, the date on which the number of shares was calculated. This change in conversion price from $3.60 to $1.05 increased the number of shares into which the 10% convertible preferred stock may convert from 3,587,500 to 12,300,000. If the conversion price for the 10% convertible preferred stock is lowered by $0.25 to $0.797, the number of shares that would be issued upon conversion of the 10% convertible preferred stock is 16,204,517, an increase of 3,869,273.

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

         Our 12% debentures provide for semi-annual payments of interest at 12%, payable in shares of our common stock on March 30 and September 30. On March 31, 2001, we determined that 3,090,966 shares of our common stock be required for the first interest payment on our 12% debentures at a market value per share of $1.047. These shares were issued on April 25, 2001. If the market price of our common stock remains at $1.047 on September 30, 2001, the next date when an interest payment is due on the 12% debentures, we will be obligated to issue 1,146,132 shares on or shortly after September 30, 2001. If the market price of our common stock is $0.25 lower at September 30, 2001, or $0.797, we will be obligated to issue 1,505,646 shares of our common stock for the next interest payment, an increase of 359,514 shares.

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

ITEM 2 - CHANGES IN SECURITIES

         None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         On August 27, 2001, we executed a fourth amendment to our senior credit facility with our senior lenders. As part of the agreed upon terms for the fourth amendment, we will be required to comply with certain covenants, including the following:

o maintaining monthly EBITDA (earnings before interest, taxes, depreciation and amortization) for all our operations, except for our solid waste division, ranging from $350,000 during July of 2001 and $400,000 per month thereafter,

o    selling our EarthLiquids division by September 30, 2001, and

o selling our EarthAmerica business units at varying dates from September 30, 2001 to October 31, 2001.

Since we are required to use the proceeds from the sale of our EarthLiquids division and the sale of our EarthAmerica business units to repay our senior credit facility and since we expect these sales to be completed during the next twelve months, we have classified the outstanding balance under our senior credit facility as a current liability. If we are unable to complete the sale of our EarthAmerica business units and our EarthLiquids division by the required dates in the fourth amendment, we will be required to explore other sources of financing to repay our senior credit facility. Other sources of financing would include refinancing our senior credit facility, seeking new debt or equity financing or selling our Solid Waste division.

         Our senior lenders also waived our lack of compliance with certain restrictive covenants in our third amendment, including the monthly EBITDA requirement and the dates by which we were required to sell our EarthAmerica division. As part of the fourth amendment, we agreed to pay interest to the banks at prime plus 3%. The prime rate as of August 27, 2001 is 6.5%. Payment of interest at prime plus 1.5% is due in cash at the end of each month, while the payment of interest at 1.5% is deferred until we sell our EarthLiquids division. Following the sale of our EarthLiquids division, payment of interest at prime plus 3% is required each month. The fees to the banks for the third and fourth amendments, amounting to $750,000, are deferred until we complete the sale of the EarthLiquids division.

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

         WE HAVE RECENTLY CHANGED OUR OPERATING STRATEGY FOCUS AND OUR ACQUISITION FOCUS.

         During the third quarter of 2000, our management group and Board of Directors decided to focus EarthCare's future management and financial resources principally on the non-hazardous solid waste industry in an effort to build a stronger company with more predictable revenue, earnings and cash flow. We will continue to support our EarthAmerica and EarthLiquids divisions as we explore financial and strategic alternatives, but we believe that the non-hazardous solid waste industry provides a better opportunity for profitable growth and improvement in shareholder value. If we are not able to execute successfully our strategy in the non-hazardous solid waste industry, you could suffer a permanent decline in the value of your common stock.

         FAILURE TO COMPLY WITH COVENANTS AND CONDITIONS OF OUR SENIOR CREDIT FACILITY MAY ADVERSELY AFFECT OUR BUSINESS.

         Our senior credit facility requires us to comply with certain financial covenants. For each of the last six quarters, we have not complied with certain of these covenants in our senior credit facility and have been required to negotiate amendments to the senior credit facility. On August 27, 2001, we executed a fourth amendment to our senior credit facility with our senior lenders. As part of the agreed upon terms for the fourth amendment, we will be required to comply with certain covenants, including the following:

o maintaining monthly EBITDA (earnings before interest, taxes, depreciation and amortization) for all our operations, except for our solid waste division, of $350,000 during July 2001 and $400,000 per month thereafter,

o    selling our EarthLiquids division by September 30, 2001, and

o selling our EarthAmerica business units at varying dates from September 30, 2001 to October 31, 2001.

Our senior lenders also waived our lack of compliance with certain restrictive covenants in our third amendment, including the monthly EBITDA requirement and the dates by which we were required to sell our EarthAmerica division and our level of monthly EBITDA. As part of the fourth amendment, we agreed to pay interest to the banks at prime plus 3%. The prime rate as of August 27, 2001 is 6.5%. Payment of interest at prime plus 1.5% is due in cash at the end of each month, while the payment of interest at 1.5% is deferred until we sell our EarthLiquids division. Following the sale of EarthLiquids division, payment of interest at prime plus 3% is required each month. The fees to the banks for the third and fourth amendments, amounting to $750,000, are deferred until we complete the sale of the EarthLiquids division.

         We cannot provide any assurance that we will be able to meet the new monthly EBITDA requirements or that we will be able to complete the sales of the EarthAmerica business units or the EarthLiquids division by the prescribed dates. If we are unable to meet these covenant requirements, we will again be in default under our senior credit facility and we will be required to negotiate another amendment to our senior credit facility. We cannot assure you that we will be able to sell the EarthAmerica business units or the EarthLiquids division for amounts that will allow us to fully repay our senior lenders. We cannot provide any assurance that our senior lenders will agree to another amendment and they may decide to pursue other courses of action in order to pay down the senior credit facility. Our failure to comply with these covenants could allow our senior lenders to accelerate the date for repayment of debt incurred under our senior credit facility, which would materially and adversely affect our business and financial results.

         WE MAY NOT BE ABLE TO COMPLETE THE SALE OF OUR EARTHAMERICA BUSINESS UNITS AND EARTHLIQUIDS DIVISION.

         We are currently negotiating with one strategic buyer for the sale of our EarthLiquids division and with five several buyers for the sale of the business units comprising our EarthAmerica division. Although we are negotiating acquisition agreements to sell our EarthAmerica business units and our EarthLiquids division, for any one of a number of reasons, these transactions may not be completed on satisfactory terms or at all.

         OUR COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ NATIONAL MARKET.

         Our common stock has been delisted from trading on the Nasdaq National Market because our common stock did not meet the requirements for continued listing. Delisting may negatively impact the value of our common stock as securities trading on the over the counter market is typically less liquid and trades with larger variations between the bid and ask price.

         WE MAY NOT HAVE ENOUGH CAPITAL OR BE ABLE TO RAISE ENOUGH ADDITIONAL CAPITAL ON SATISFACTORY TERMS TO MEET OUR CAPITAL REQUIREMENTS.

         Continued operations may and future growth will require additional capital. We expect to finance our continuing operations with our cash flow. We expect to finance future acquisitions through cash from operations, to the extent available. We may need to finance our current operations and our future acquisitions with borrowings under our existing or future credit facilities, issuing additional equity or debt securities and/or seller financing. Our common stock price may make acquisition candidates unwilling to accept shares of our common stock as part of the consideration for acquisitions. If our common stock does not reach a sufficient market value, we may have to use more of our cash or borrowings under our credit facilities to fund acquisitions. Using cash for acquisitions limits our financial flexibility and makes us more likely to seek additional capital through future debt or equity financings. If available cash from operations and borrowings under the senior credit facility are not sufficient to fund acquisitions, we may need additional equity and/or debt financing. If we seek more debt, our interest expense would increase and we may have to agree to financial covenants that limit our operations and financial flexibility. We may not be able to issue equity securities on favorable terms or at all. If we are successful in raising more equity, we could dilute the ownership interests of our then-existing stockholders. If we are unable to obtain additional equity and/or debt financing on attractive terms, our rate of growth through acquisitions could decline. We will also need to make substantial capital expenditures to develop or acquire new landfills, transfer stations, vehicles and equipment, other facilities and to maintain such properties.

         WE MAY NOT BE ABLE TO OBTAIN ADEQUATE FINANCING TO EXECUTE OUR INTERNAL GROWTH.

         We plan to pursue internal growth in the non-hazardous solid waste business by expanding into geographic territories where we do not currently have any operations. These efforts will require continued financing from equity and/or debt sources. As we execute our internal growth strategy, we cannot give any assurance that our cash flow from operations and our available debt capital will be adequate to finance our growth strategy. To the extent that we are not able to obtain adequate equity or debt capital, adequate cash flow from operations or a favorable market price for our common stock, we may not be able to execute successfully our internal growth strategy.

         WE HAVE A LIMITED OPERATING HISTORY AND AN ABSENCE OF COMBINED OPERATING HISTORY.

         We were organized in 1997 and began active operations at that time. As a result, we have very little operating history as an integrated non-hazardous liquid waste and non-hazardous solid waste business to which investors may look to evaluate our performance. Since we began operations, we have completed twenty acquisitions. We cannot provide assurance that we will be able to institute the necessary systems and procedures, including accounting and financial reporting systems, to manage the entire combined enterprise on a profitable basis. In addition, we cannot assure you that we will be able to effectively manage the combined entity or to effectively implement our acquisition program and internal growth strategy.

         WE HAVE A HISTORY OF NET LOSSES.

         We have experienced operating losses since our inception, and, as of June 30, 2001, we had an accumulated deficit of approximately $108.5 million. We incurred a net loss of approximately $64.4 million on the planned sale of our discontinued EarthAmerica, EarthLiquids and Allen Tate operations, and we incurred a net loss of approximately $13.4 million from their operations during the year ended December 31, 2000. During the six months ended June 30, 2001, we incurred a loss from our discontinued operations of $1.4 million and a loss from our continuing operations of $4.6 million. We cannot provide assurance that we will actually achieve profitability.

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

         YOU WILL EXPERIENCE DILUTION IF WE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK OR OUR PREFERRED STOCK.

         Investors will experience dilution if we issue common stock as consideration for acquisitions and on the exercise of outstanding stock options and warrants. We currently have 18,152,961 shares of our common stock outstanding. Our authorized capital consists of 70,000,000 shares of common stock and 30,000,000 shares of preferred stock. We may make additional primary public or private offerings of our common stock or our preferred stock in the future. We have 3,365,233 options and warrants outstanding and have the ability to issue an additional 834,171 options under our current stock option plan. These future issuances will cause additional dilution.

         YOU MAY SUFFER SUBSTANTIAL DILUTION FROM FUTURE CONVERSION OF OUR 10% CONVERTIBLE PREFERRED STOCK IF THE CONVERSION PRICE IS LOWERED BELOW $1.05 PER SHARE.

         Our 10% convertible preferred stock contains conversion rights that allow the holders of such instruments to convert the face amount of the instruments into our common stock at a conversion price of $1.05 per share. If we issue common stock for less than $1.05 per share or we issue any convertible debt instrument or equity security with a conversion or exercise price of less than $1.05 per share, the conversion price for our 10% convertible preferred stock will be reduced as a result of these provisions. At the current conversion price of $1.05, we would be obligated to issue 12,300,000 shares of our common stock if the 10% convertible preferred stock were converted. If the conversion price were reduced to $0.75 per share, we would be obligated to issue an additional 4,920,000 shares of our common stock.

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

         YOU WILL SUFFER ADDITIONAL DILUTION AS LONG AS THE SANDERS BRIDGE LOAN IS NOT REPAID.

         We did not repay the Sanders bridge loan on its original due date of April 30, 2001. As a result, we are obligated to issue 100,000 shares of our common stock to the holders of the Sanders bridge loan for each month that the Sanders bridge loan is not repaid in full. To date, we have issued 400,000 shares to the holders of the Sanders bridge loan under this obligation. This will lead to a dilution in your current ownership percentage.

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

         OUR RAPID GROWTH SINCE INCEPTION MAY STRAIN OUR MANAGEMENT, OPERATIONAL, FINANCIAL AND OTHER RESOURCES.

         Since our inception, we have acquired twenty businesses in our non-hazardous liquid waste and non-hazardous solid waste business segments. To maintain and manage our growth, we may need to expand our management information systems capabilities and our operations and financial systems and controls. We may also need to attract, train, motivate, retain and manage senior managers, technical professionals and other employees. Failure to do any of these things could materially and adversely affect our business and financial results.

         WE MAY BE UNABLE TO COMPETE EFFECTIVELY WITH GOVERNMENTAL SERVICE PROVIDERS AND LARGER, WELL-CAPITALIZED COMPANIES.

         The non-hazardous liquid waste and non-hazardous solid waste industries are highly competitive and fragmented and require substantial labor and capital resources. Some of the markets in which we compete or will likely compete are served by one or more large national solid or liquid waste companies, as well as by numerous regional and local solid and liquid waste companies of varying sizes and resources, some of which have accumulated substantial goodwill in their markets. We also compete with counties, municipalities and other waste districts that maintain their own waste collection and disposal operations. These operators may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing. Some of our competitors are also better capitalized, have greater name recognition or are able to provide services at a lower cost.

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

         TIMING AND STRUCTURE OF DISPOSITIONS AND ACQUISITIONS MAY CAUSE FLUCTUATIONS IN OUR QUARTERLY RESULTS.

         We are not always able to control the timing of our dispositions and acquisitions. Obtaining third party consents and regulatory approvals, completing due diligence on the acquired businesses, and finalizing transaction terms and documents are not entirely within our control and may take longer than we anticipate, causing certain transactions to be delayed. Our inability to complete acquisitions and dispositions in the time frames that we expect may adversely affect our business, financial condition and operating results

         WE MAY LOSE CONTRACTS THROUGH COMPETITIVE BIDDING, EARLY TERMINATION OR GOVERNMENTAL ACTION.

         We derive a substantial portion of our non-hazardous solid waste revenue at EarthCare Solid Waste from services provided under an exclusive municipal contract. We also intend to bid on additional municipal contracts and franchise agreements. Many of these will be subject to competitive bidding at some time in the future. However, we may not be the successful bidder. In addition, some of our customers may terminate their contracts with us before the end of the contract term. If we were not able to replace revenues from contracts lost through competitive bidding or early termination or from the renegotiation of existing contracts with other customers within a reasonable time period, the lost revenues could materially and adversely affect our business and financial results.

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

         WE COMPETE FOR ACQUISITION CANDIDATES WITH OTHER PURCHASERS, MOST OF WHICH HAVE GREATER FINANCIAL RESOURCES THAN EARTHCARE.

         Other companies have adopted, or possibly will adopt, our strategy of acquiring and consolidating regional and local non-hazardous solid waste and non-hazardous liquid waste businesses. We expect that increased consolidation in the non-hazardous liquid waste and non-hazardous solid waste industries will increase competitive pressures. Increased competition for acquisition candidates may make fewer acquisition opportunities available to us, and may cause us to make acquisitions on less attractive terms, such as higher purchase prices. Acquisition costs may increase to levels beyond our financial capability or to levels that would adversely affect our operating results and financial condition. Our ongoing ability to make acquisitions will depend in part on the relative attractiveness of our common stock as consideration for potential acquisition candidates. This attractiveness may depend largely on the relative market price and capital appreciation prospects of our common stock compared to the common stock of our competitors. If the market price of our common stock were to remain at current levels or decline further over a prolonged period of time, we could find it difficult to make acquisitions on attractive terms.

         WE FACE SIGNIFICANT COMPETITION IN THE MARKETS IN WHICH WE OPERATE.

         We compete with a significant number of other non-hazardous solid waste and non-hazardous liquid waste companies. We compete primarily on the basis of proximity to collection operations, fees charged and quality of service. We also compete with other landfills and disposal sites. Future technological changes and innovations may result in a reduction in the amount of non-hazardous liquid waste generated or in alternative methods of treatment and disposal being developed. We also compete with customers who may seek to enhance or develop their own methods of disposal. We may be at a disadvantage competing against other companies that are better capitalized, have greater name recognition, have more background and experience, have greater financial, technical, marketing and other resources and skills, have better facilities or are able to provide services or products at a lower cost than us. In the currently highly fragmented non-hazardous liquid waste industry, there is a low barrier to entry and we may not be able to penetrate existing markets. Even if we are successful at penetrating the markets in which we operate and implementing our new programs, we cannot be assured that new competitors will not enter the markets. If we are not able to compete effectively in the markets in which we operate, we could suffer material and adverse effects on our business and financial results.

         WE DEPEND ON THE SERVICES OF THE MEMBERS OF OUR SENIOR MANAGEMENT TEAM, AND THE DEPARTURE OF ANY OF THOSE PERSONS MIGHT MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL RESULTS.

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

         WE MAY NEED TO HIRE ADDITIONAL EMPLOYEES IF WE ACQUIRE NEW NON-HAZARDOUS SOLID WASTE COMPANIES.

         When we complete acquisitions of non-hazardous solid waste companies, there may be opportunities for a reduction of employees as duplicate administrative processes are eliminated. However, we may need to hire additional employees to implement our acquisition strategy and our internal growth strategy. In order to continue to grow effectively and efficiently, we will need to implement and improve our operational, financial and management information systems and controls and to train, motivate and manage our employees. We intend to review continually and upgrade our management information systems and to hire additional management and other personnel in order to maintain the adequacy of its operational, financial and management controls. There can be no assurance, however, that we will be able to meet these objectives.

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

         These licenses or permits and approvals are difficult and time-consuming to obtain and renew, and elected officials and citizens' groups frequently oppose them. Failure to obtain and maintain the permits and approvals we need to own or operate our landfill and non-hazardous liquid waste and non-hazardous solid waste operating sites, including increasing their capacity, could materially and adversely affect our business and financial condition.

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

         OUR GROWTH IN THE NON-HAZARDOUS SOLID WASTE INDUSTRY MAY BE LIMITED BY OUR INABILITY TO OBTAIN NEW LANDFILLS AND EXPAND OUR EXISTING LANDFILL.

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

         PROVISIONS IN OUR CHARTER AND BYLAWS MAY DETER CHANGES IN CONTROL THAT COULD BENEFIT OUR STOCKHOLDERS.

         Certain provisions of Delaware law and certain provisions of our certificate of incorporation and bylaws could delay or impede the removal of incumbent directors and could make it more difficult for a third-party to acquire or could discourage a third-party from attempting to acquire, control of EarthCare. Such provisions could limit the price that investors might be willing to pay in the future for shares of EarthCare's common stock. The certificate and bylaws impose various procedural and other requirements (including a staggered board of directors, removal of directors only for cause and the issuance of preferred stock as described below) that could make it more difficult for stockholders to effect certain corporate actions. The certificate gives EarthCare's board of directors the authority to issue up to 30 million shares of preferred stock and to determine the price, rights, preferences and restrictions, including the voting rights of such shares, without any further vote or action by EarthCare's stockholders. The rights of holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock issued in the future. We may issue preferred stock in the future as part of our efforts to raise equity capital. The "business combinations" statute under Delaware law may restrict certain business combinations by interested stockholders. We have entered into employment agreements with our executive officers that contain change in control provisions. The change in control provisions may hinder, delay, deter or prevent a tender offer, proxy contest or other attempted takeover because the covered employees can terminate their employment in such event and receive payments for 24 months to 60 months after termination pursuant to their respective agreements.

         The foregoing review of significant factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosures previously made by us.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     10.1 Fourth Amendment to Credit Agreement with Bank of America, N.A.

     99.1 Press release relating to the sale of our plumbing business in Georgia.

     99.2 Press release relating to the planned sale of our EarthLiquids division to USFilter.

     99.3 Press release relating to operating results for the second quarter of 2001 and to our planned Annual Shareholder Meeting on October 11, 2001

     (b)  Reports on Form 8-K

          None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 27, 2001

By:      /s/ William W. Solomon, Jr.
         ----------------------------------------------------------------
         Vice President, Chief Financial Officer and Principal Accounting
         Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

   10.1                  Fourth Amendment to Credit Agreement with Bank of
                         America, N.A.

   99.1 Press release relating to the sale of our plumbing business in Georgia.

   99.2 Press release relating to the planned sale of our EarthLiquids division to USFilter.

   99.3 Press release relating to operating results for the second quarter of 2001 and to our planned Annual
                         Shareholder Meeting on October 11, 2001