Form 10-Q
period 2001-09-30
EARTHCARE CO
filed 2001-11-14
CIK 1057489

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

                For the quarterly period ended September 30, 2001

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from ________ to _________.

                        Commission File Number: 000-24685

                                EARTHCARE COMPANY
             (Exact name of registrant as specified in its charter)

                Delaware                                 58-2335973
  (State of incorporation or organization)  (IRS employer identification number)

14901 Quorum Drive, Suite 200, Dallas, Texas                75254
  (Address of principal executive office)                 (Zip code)

                                  972-858-6025
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark whether the registrant has filed all documents and reports required by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [X] No

     The number of outstanding shares of the registrant's common stock, par value $.0001 per share, was 22,080,125 on November 13, 2001.



================================================================================

                                EARTHCARE COMPANY

                                INDEX TO CONTENTS


DESCRIPTION OF CONTENTS                                                                     PAGE NUMBER
-----------------------                                                                     -----------
Introduction............................................................................        3

PART I - Financial Information

Item 1 - Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets at September 30, 2001
         (unaudited) and December 31, 2000..............................................        9
     Condensed Consolidated Statements of Operations for the
         nine-month and three-month periods ended
         September 30, 2001 and 2000 (unaudited)........................................       10
     Condensed Consolidated Statements of Cash Flows for the nine-month
         periods ended September 30, 2001 and 2000 (unaudited)..........................       11
     Notes to Condensed Consolidated Financial Statements (unaudited)...................       12

Item 2 - Management's Discussion and Analysis of Financial Condition and
     Results of Operations..............................................................       28

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....................       47

PART II - Other Information

Item 1 - Legal Proceedings..............................................................       48

Item 2 - Changes in Securities..........................................................       48

Item 3 - Defaults Upon Senior Securities................................................       48

Item 4 - Submission of Matters to a Vote of Security Holders............................       49

Item 5 - Other Information..............................................................       49

Item 6 - Exhibits and Reports on Form 8-K...............................................       61

Signature...............................................................................       61

                                    FORM 10-Q

                                  INTRODUCTION


BUSINESS

         EarthCare Company ("EarthCare") is a publicly traded company whose common stock is currently traded on the OTC Bulletin Board under the symbol "ECCO.OB". EarthCare and its subsidiaries are currently engaged in three non-hazardous waste divisions: our continuing Liquid Waste division and our discontinued EarthLiquids and Solid Waste divisions that are expected to be sold by December 31, 2001. Our Liquid Waste division, which includes components of our former EarthAmerica division, provides non-hazardous liquid waste collection, processing, treatment, disposal, bulk transportation, pumping, plumbing and maintenance services from our operating locations in New York, New Jersey and Pennsylvania. Our Solid Waste division provides collection, transfer and disposal of non-hazardous solid waste in Hillsborough County, Florida, the adjoining counties and Palm Beach County, Florida. Our EarthLiquids division provides non-hazardous used oil and oily wastewater recovery and treatment services in Florida, Delaware, Louisiana, Maryland, New Jersey and Pennsylvania. EarthLiquids also sells refined oil derived from used oil and oily wastewater.

         RECENT DEVELOPMENTS

         On August 6, 2001, we announced an agreement to sell the assets of our EarthLiquids division to USFilter for $35.0 million in cash at closing and up to $5 million in additional consideration contingent on the future price of oil sold by the EarthLiquids division locations being acquired by USFilter. The purchase price of $35.0 million is subject to adjustment on a dollar for dollar basis if the amount of working capital acquired by USFilter at closing is not equal to or greater than $4.6 million at the closing date. If the sale of the EarthLiquids division would have closed on September 30, 2001, the purchase price would have been lowered by approximately $1.1 million as a result of the working capital adjustments. In addition, USFilter will hold back $4.8 million of the purchase price for a period expected to be twelve months to cover general and environmental claims. We expect that we will complete this transaction by December 31, 2001, subject to normal terms and conditions, including the completion of US Filter's due diligence review, the mailing of definitive proxy statements and stockholder approval. Donald Moorehead, our Chairman, Raymond Cash, our former Vice Chairman, and certain significant stockholders have orally indicated their intent to vote in favor of this transaction. We have received oral commitments to vote over 80% of our common and preferred stock in favor of this transaction.

         We have filed a preliminary proxy statement with the Securities and Exchange Commission. The proxy statement includes proposals to our stockholders to approve the sale of our EarthLiquids division and to approve an increase in the number of our authorized shares of common stock from 70 million to 200 million.

         In September 2001, we created a new Liquid Waste division comprised of the assets of our former EarthAmerica division located in New York, New Jersey and Pennsylvania.

         On October 11, 2001, our board of directors decided that EarthCare would retain its newly formed Liquid Waste division as its continuing line of business. Our senior lenders have required that we sell the components of our Liquid Waste division and repay the remaining balance outstanding under our senior credit facility by April 30, 2002. We intend to attempt to refinance our senior credit facility and repay our senior lenders before April 30, 2002. However, we cannot provide any assurance that we will be able to obtain debt or equity financing to replace our senior credit facility on satisfactory terms or at all. We have included the financial statements of the Liquid Waste division and our corporate office as our continuing operations in this quarterly report on Form 10-Q.

         On October 11, 2001, our board of directors approved the execution of a letter of intent setting forth the terms of the contemplated sale of our Solid Waste division to General Waste Corporation, a private company owned by Donald Moorehead. While we expect to complete this transaction by December 31, 2001, we cannot provide any assurance that the sale of this division will be completed by that date.

         On October 15, 2001, we signed the General Waste letter of intent. The purchase price for the Solid Waste division will include: (i) $5 million in cash that will be used to repay our senior credit facility; (ii) assumption of certain indebtedness of EarthCare's subsidiaries, Earth Resource Management of Florida, Inc. and Earth Resource Management of South Florida, Inc., including amounts owed to CIB Marine Bank, certain equipment and mortgage notes payable, a bridge loan placed by Sanders Morris Harris, a bridge loan payable to Solid Waste Resources, and a bridge loan payable to Sagemark Capital, which amounted to $17.8 million as of September 30, 2001; (iii) the return to EarthCare of $12.6 million in face value of EarthCare's Series A preferred stock currently held by Donald Moorehead and Solid Waste Ventures, an affiliate of Mr. Moorehead; and (iv) the return to EarthCare of approximately $6.6 million in principal amount of our 12% debentures currently held by Donald Moorehead. The exact amount of the 12% debentures provided as consideration will be adjusted based on the actual amount of debt of the Solid Waste division that is assumed by General Waste Corporation. We expect to complete this transaction by December 31, 2001, subject to normal terms and conditions, including completion of a definitive agreement, obtaining consents from certain lenders and General Waste Corporation securing financing for the $5 million in cash to be paid at closing.

         As part of the planned sale of our Solid Waste division to General Waste Corporation, it is anticipated that Donald Moorehead and his affiliates will agree to modify the terms of the 10% and 12% debentures held and to be held by them. The interest rate on the 10% and 12% debentures will be lowered to 8% per year. The conversion price for the 10% debentures will be adjusted such that it may not fall below $1.00 per share. Pursuant to the letter of intent, if the EarthCare board of directors determines that it is unable to refinance or repay the 10% debentures on October 31, 2006 or the 12% debentures on March 31, 2008 that are held by Donald Moorehead and his affiliates, then EarthCare, at its option, may require that these debentures be converted into shares of EarthCare's common stock at a conversion price of $1.00 per share. When the sale of the Solid Waste division is completed, we expect that these new terms will apply to approximately $4.2 million of the 10% debentures and $3.0 million of the 12% debentures, which are currently held by Donald Moorehead and his affiliates. We have also been informed that, following the completion of the sale of the Solid Waste division, Donald Moorehead and General Waste Corporation intend to offer to the remaining holders of the 10% debentures and 12% debentures an opportunity to exchange up to 29% of their debenture holdings for common shares of General Waste Corporation. If such exchange were to occur, the modified terms described above would also apply to approximately $14.5 million of additional debentures that would then be held by Donald Moorehead and his affiliates.

         On October 30, 2001, we sold the Florida, Georgia and Texas units of our EarthAmerica division to two subsidiaries of Heritage Propane Partners, L.P., a publicly traded propane distribution company based in Tulsa, Oklahoma. We sold these EarthAmerica units for $4.0 million in cash, with approximately $1.3 million in cash held back pending resolution of certain working capital matters and for general claims. Pursuant to the terms of this transaction, we sold the assets of, and US Filter assumed certain liabilities relating to, our EarthAmerica service centers in Dallas and Houston, Texas, Atlanta, Georgia and Orlando, Florida.

         On November 13, 2001, we executed a fifth amendment to our senior credit facility. As part of the agreed upon terms of the fifth amendment, we are required to comply with certain covenants, including the following:

         o maintaining monthly EBITDA (earnings before interest, taxes, depreciation and amortization) for all of our operations, of $300,000 beginning October 2001, with the minimum monthly EBITDA requirement to be adjusted following the completion of the sales of our EarthLiquids and Solid Waste divisions,

         o completing the sale of our EarthLiquids division by December 31, 2001,

         o completing the sale of our Solid Waste division by December 31, 2001, and

         o completing the sale of our Liquid Waste division by April 30, 2002.

         Since we are required to use the proceeds from the sale of our divisions and the proceeds from any refinancing of our senior credit facility to repay our senior credit facility and since we expect these events to be completed during the next twelve months, we have classified the outstanding balance under our senior credit facility as a current liability. If we are unable to complete the sale of our divisions by the dates required by the fifth amendment, we will have to obtain other financing to repay our senior credit facility. Other sources of financing might include refinancing our senior credit facility, seeking new debt or equity financing or seeking other buyers for our divisions. We may not be able to complete the sale of our EarthLiquids division or our Solid Waste division, and we may not be able to obtain debt or equity financing to replace our senior credit facility on satisfactory terms or at all. If we are unable to refinance our senior credit facility, we will be required to sell all the components of our newly formed Liquid Waste division, which would be our only remaining operating division following the sale of our EarthLiquids and Solid Waste divisions. We do not expect that the proceeds obtainable at this time from the sale of the EarthLiquids division, together with the proceeds obtainable at this time from the sales of the Solid Waste and Liquid Waste divisions, would be sufficient to retire all existing indebtedness of EarthCare and its subsidiaries. Accordingly, if we were unable to obtain debt or equity financing to replace our senior credit facility, we may be unable to continue our operations.

         In the fifth amendment, our senior lenders also waived our lack of compliance with certain restrictive covenants in the fourth amendment to our senior credit facility, including the monthly EBITDA requirement, the requirement to sell certain of our divisions by certain dates and the requirement that Donald Moorehead and Raymond Cash provide certain minimum levels of collateral.

         Effective September 1, 2001, we completed the sale of our septic services line of business in Orlando to a private company, Seagraves Septic, LLC, for $25,000 in cash and a secured $625,000 note receivable. Seagraves Septic, LLC is owned by the general manager of the EarthAmerica Orlando facility.

         On August 8, 2001, we completed the sale of our plumbing and industrial pumping businesses in Georgia to a private company, Tempered Air Systems, and a private individual,

John Hulsey, for $1.0 million in cash and a $300,000 note payable. In addition, we obtained a release from Mr. Hulsey from his employment contract and his contingent consideration agreement.

         During the fourth quarter of 2000 we sold our environmental compliance software company, Allen Tate Commercial Software LLP, to a private company owned by William Addy, one of our executive officers.

         In their report on the December 31, 2000 consolidated financial statements of EarthCare, our independent accountants expressed substantial doubt about our ability to continue as a going concern. We believe that we have implemented a plan that will allow EarthCare to continue as a going concern with its continuing Liquid Waste division focused on the liquid waste industry. Our plans to improve the cash flow from operations and reduce our debt level are discussed herein and include the steps shown below:

o continuing review of operating expenses in order to reduce our operating costs, including the integration of certain management and administrative functions,

o    managing working capital to improve cash flow from operating activities,

o    selling our Solid Waste and our EarthLiquids divisions,

o    refinancing certain existing debt, and

o    raising additional debt and equity capital.

         We can provide no assurance that we will be successful implementing the changes necessary to accomplish these objectives, or if we are successful, that the changes will help us improve our cash flow and reduce our debt.

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

         As we assumed control of these companies and integrated their operations into our Liquid Waste and EarthAmerica divisions, we discovered that the service centers' level of septic services, restaurant and food service grease trap and plumbing business and revenue depended on customers calling us for service. The level of revenue from these lines of business was inconsistent and was greatly affected by factors such as weather, advertising and effective service center management.

         Our management teams determined that a significant portion of the newly acquired companies' operating results was generated by non-pumping services. A significant proportion of the pumping business was reactionary, meaning that when a customer called for service, we would react and provide the needed service. When customer call volume declined, our operating results were negatively affected. While certain lines of business, such as the bulk hauling and industrial digest services, maintained a steady volume of profitable business, other lines of business, such as septic services, plumbing, construction and portable toilets, declined and were not profitable. Furthermore, frequent turnover in management, supervisory, sales and customer service personnel negatively affected the operating results of our EarthAmerica division.

         During the first half of 2000, our management devised a plan to change the way in which we provide residential septic and restaurant grease trap services. Rather than wait for a customer to call for service, our service centers would proactively offer these services on a regularly scheduled basis. To enact these plans, we invested significantly in various sales and marketing efforts, many of which were not successful. During the second half of 2000, our management refined its plans and settled on two basic approaches. A sales force, with performance based compensation, was developed to market services and maintain relations with restaurant customers. In our residential septic line of business, we focused our sales and marketing efforts on new home construction and real estate agents. In addition, as customers called our service centers for septic service, we offered annual service plans to handle their septic pumping and maintenance needs. While this approach to restaurant and residential customers appeared to have the potential to succeed, we subsequently determined that these programs were successful for our restaurant and food service customers, but were not successful for our residential customers.

         During 1999, our management team believed that our restaurant and residential services could be expanded nationally by acquiring other non-hazardous liquid waste companies. As a result, we identified the used oil recycling and processing business as one that might complement our existing lines of business. In 1999 and 2000, we completed the acquisitions of International Petroleum Corporation and Magnum Environmental and integrated these operations into our EarthLiquids division. To date, these acquisitions have not provided any additional growth for our restaurant and residential services.

         In order to finance our acquisitions in the Liquid Waste, EarthLiquids and EarthAmerica divisions, our residential, restaurant and food service sales and marketing efforts and the operating losses in our EarthAmerica division, we relied on a combination of senior and subordinated debt. During 1999 and 2000, our operating results, primarily due to the negative operating results of our EarthAmerica division, were not adequate to reduce the outstanding balance under our senior credit facility. While we were able to service cash interest expense during this period, we were not able to meet the financial performance requirements of our senior credit facility with our senior lenders, Bank of America, N.A. and Fleet Bank, N.A. For each quarter from December 31, 1999 through September 30, 2001, we were not in compliance with the financial covenants required by our senior lenders.

         During the second quarter of 2000, Donald Moorehead, our Chairman, and Raymond Cash, our former Vice Chairman, agreed to personally guarantee $20.0 million of the amounts owed under our senior credit facility. In addition, each of these individuals was required to provide liquid asset collateral to our senior lenders because we were not able to raise additional capital by the end of the third quarter of 2000 as required by the credit facility. During the third quarter, Donald Moorehead agreed to guarantee an additional $40.0 million of our senior credit facility. During the fourth quarter of 2000, Donald Moorehead provided approximately $17.0 million in liquid collateral to the senior lenders, Raymond Cash provided $10.0 million of liquid collateral, and a private investor provided $3.0 million of liquid collateral. During the third and fourth quarters of 2000, we paid down $8.0 million on our senior credit facility. This $8.0 million was financed by selling $5.0 million of common stock and $3.0 million of Series A preferred stock to Donald Moorehead. During 2001, we have paid down $4.0 million of our senior credit facility from the sale of our EarthAmerica division.

         During the third quarter of 2000, our executive management team and Board of Directors discussed strategic plans for EarthCare and agreed that the non-hazardous solid waste industry provided a line of business that could generate more consistent revenues, cash flows and earnings than the non-hazardous liquid waste industry, specifically our EarthAmerica division. Our executive management team has extensive experience in the solid waste industry and a proven track record of managing profitable operations. In our Form 10-Q for the third quarter of 2000, we disclosed our intent to focus our future management and financial resources on the non-hazardous solid waste industry and to explore strategic and financing alternatives for our non-hazardous liquid waste lines of business.

         In July 2000, we acquired a minority interest in Liberty Waste, Inc., a non-hazardous solid waste collection, transfer and disposal company operating in Hillsborough County, Florida by issuing 356,000 shares of our common stock to certain minority shareholders of Liberty Waste. In December 2000, we completed the acquisition of Liberty Waste, Inc. by issuing 520,100 shares of our common stock and by exchanging $5,915,000 of our Series A preferred stock for an equal amount of Liberty Waste's subordinated debt. We also assumed the senior debt and equipment and mortgage notes payable of Liberty Waste. Following the acquisition, Liberty Waste changed its name to EarthCare Resource Management of Florida, Inc. During 2000, EarthCare recognized as income approximately $702,000 in management fees paid by Liberty Waste. These fees helped support the ongoing operations of EarthCare. On August 1, 2001, the name of this subsidiary was changed to Earth Resource Management of Florida. This subsidiary is financed as a stand-alone subsidiary of EarthCare and is not a party to our senior credit facility. EarthCare and Earth Resource Management of Florida have agreed not to guarantee each other's debt and not to provide permanent financing to each other as long as there are amounts outstanding under EarthCare's senior credit facility.

         During the second, third and fourth quarters of 2001, we entered into the third, fourth and fifth amendments to our senior credit facility. Since we had not met the financial performance requirements previously imposed by our senior lenders, our senior lenders, in exchange for not requiring repayment of our senior credit facility, required that we sell our operating divisions. These amendments contained dates by which we are required to sell our Liquid Waste, EarthLiquids, Solid Waste and EarthAmerica divisions. We did not meet the required deadlines set forth in the third and fourth amendments. Although we expect to meet the new deadlines to sell our EarthLiquids and Solid Waste divisions and either sell our Liquid Waste division or refinance the remaining balance in our senior credit facility, we cannot provide any assurance that we will be able to comply with the deadlines in the fifth amendment to our senior credit facility.

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                EARTHCARE COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      September 30,      December 31,
                                                                           2001              2000
                                                                      --------------    --------------
                                                                       (Unaudited)
                                                ASSETS

Current assets:
     Cash and cash equivalents                                        $      225,313    $    1,170,461
     Accounts receivable, net of allowance for doubtful
          accounts of $437,000 and $544,000, respectively                  4,955,331         4,610,732
     Prepaid expenses and other current assets                             2,123,521           922,457
     Net assets of discontinued operations                                45,433,991        52,596,234
                                                                      --------------    --------------
          Total current assets                                            52,738,156        59,299,974

Property, plant and equipment, net                                        12,845,416        12,768,228
Other long-term assets                                                     4,213,114         3,545,079
                                                                      --------------    --------------

               Total assets                                           $   69,796,686    $   75,613,281
                                                                      ==============    ==============

                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                 $    7,456,319    $    4,241,157
     Accrued liabilities                                                  10,382,752        14,153,131
     Current portion of long-term debt                                    49,004,106        52,131,551
                                                                      --------------    --------------
          Total current liabilities                                       66,843,178        70,525,839

Long-term debt                                                            37,976,984        36,696,765

Commitments and contingencies

Mandatorily redeemable convertible preferred stock                        10,929,149        10,800,248

Stockholders' equity (deficit):
     Preferred stock, $.0001 par value; 30,000,000 shares
          authorized, none issued                                                 --                --
     Common stock, $.0001 par value; 70,000,000 shares
          authorized, 21,980,125 and 14,569,348 shares
          issued, respectively                                                 2,198             1,457
     Additional paid-in capital                                           65,507,296        60,013,157
     Accumulated deficit                                                (111,462,118)     (102,424,185)
                                                                      --------------    --------------
          Total stockholders' equity (deficit)                           (45,952,624)      (42,409,571)
                                                                      --------------    --------------

               Total liabilities and stockholders' equity (deficit)   $   69,796,686    $   75,613,281
                                                                      ==============    ==============



                See accompanying notes to condensed consolidated
                              financial statements.

                                EARTHCARE COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Nine months ended September 30,    Three months ended September 30,
                                                         2001              2000              2001              2000
                                                     ------------      ------------      ------------      ------------
Revenues                                             $ 21,299,052      $ 22,492,312      $  7,316,612      $  8,057,248

Expenses:
     Cost of operations                                13,934,979        14,627,473         4,939,120         5,632,280
     Selling, general and administrative                7,879,102         8,751,505         2,999,592         2,175,100
     Depreciation and amortization                      1,187,325         1,510,594           459,935           536,619
                                                     ------------      ------------      ------------      ------------
          Operating expenses                           23,001,406        24,889,572         8,398,647         8,343,999
                                                     ------------      ------------      ------------      ------------

Operating loss                                         (1,702,354)       (2,397,260)       (1,082,035)         (286,751)

Interest expense                                        6,266,417         1,846,314         2,594,959           605,433
                                                     ------------      ------------      ------------      ------------

Loss from continuing operations                        (7,968,771)       (4,243,574)       (3,676,994)         (892,184)

Discontinued operations:
     Income (loss) from discontinued operations:
          EarthAmerica division                          (386,024)       (3,175,263)               --          (965,005)
          EarthLiquids division                           448,376        (1,685,345)               --        (1,124,797)
          Solid Waste division                           (812,069)          559,823          (300,797)            2,563
          Allen Tate                                           --        (1,579,734)               --          (785,190)
                                                     ------------      ------------      ------------      ------------
               Loss from discontinued operations         (749,717)       (5,880,519)         (300,797)       (2,872,429)
                                                     ------------      ------------      ------------      ------------

Net loss before extraordinary charge                   (8,718,488)      (10,124,093)       (3,977,791)       (3,764,613)

Extraordinary charge - early retirement of debt          (190,475)               --          (190,475)               --
                                                     ------------      ------------      ------------      ------------

Net loss                                               (8,908,963)      (10,124,093)       (4,168,266)       (3,764,613)

Accretion of discount on 10% preferred                   (128,971)               --           (48,508)               --
                                                     ------------      ------------      ------------      ------------

Net loss available to common stockholders            $ (9,037,934)     $(10,124,093)     $ (4,216,774)     $ (3,764,613)
                                                     ============      ============      ============      ============

Net loss per share - basic and diluted:
     Continuing operations                           $      (0.45)     $      (0.34)     $      (0.20)     $      (0.07)
     Extraordinary charge                                   (0.01)               --             (0.01)               --
     Discontinued operations                                (0.04)            (0.46)            (0.02)            (0.21)
                                                     ------------      ------------      ------------      ------------
          Net loss                                   $      (0.50)     $      (0.80)     $      (0.23)     $      (0.28)
                                                     ============      ============      ============      ============

Weighted average number of common shares               18,119,909        12,644,300        18,237,555        13,545,218



                See accompanying notes to condensed consolidated
                              financial statements.

                                EARTHCARE COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Nine months ended September 30,
                                                                ----------------------------------
                                                                     2001                2000
                                                                --------------      --------------
                                                                           (Unaudited)
Cash flows from operating activities:
     Net loss                                                   $   (8,908,962)     $  (10,124,093)
     Adjustments to reconcile loss to net cash
          provided (used) in operating activities:
          Depreciation and amortization                              1,187,325           1,510,594
          Non cash interest expense                                  4,832,257           3,271,666
          Extraordinary charge - early retirement of debt              190,475                  --
          Changes in assets and liabilities,
               excluding effects of acquired businesses:
               Accounts receivable                                    (344,599)           (310,054)
               Other current assets                                 (1,201,064)         (2,553,011)
               Other assets                                            322,358            (514,492)
               Accounts payable                                      3,215,162           1,221,628
               Accrued expenses and other, net                       3,547,178            (461,519)
          Net change from discontinued operations                   (1,082,270)           (121,410)
                                                                --------------      --------------
     Net cash provided (used) in operating activities                1,757,860          (8,080,691)
                                                                --------------      --------------

Cash flows from investing activities:
     Capital expenditures                                             (327,725)         (2,088,447)
     Business acquisitions                                                  --          (7,800,000)
     Payments on (issuances of) notes receivable                      (925,000)             17,877
     Net change from discontinued operations                        (1,777,948)        (40,009,538)
                                                                --------------      --------------
     Net cash used in investing activities                          (3,030,673)        (49,880,108)
                                                                --------------      --------------

Cash flows from financing activities:
     Borrowings under Senior Credit Facility and other debt          9,225,035         160,600,000
     Payments on Senior Credit Facility and other debt             (12,346,968)       (131,370,420)
     Proceeds from issuance of 10% debentures                           (2,756)          1,037,500
     Proceeds from issuance of 12% debentures                               --          20,000,000
     Proceeds from issuance of bridge loans                                 --                  --
     Payment of debt issue costs and other                                  --          (1,468,375)
     Sale and other issuances of common stock                               34           8,880,099
     Net change from discontinued operations                         3,452,320                  --
                                                                --------------      --------------
     Net cash provided by financing activities                         327,665          57,678,804
                                                                --------------      --------------

Net decrease in cash and cash equivalents                             (945,148)           (281,995)
Cash and cash equivalents, beginning of period                       1,170,461             281,995
                                                                --------------      --------------
Cash and cash equivalents, end of period                        $      225,313      $           --
                                                                ==============      ==============

Supplemental cash flow information:
     Cash paid for interest                                     $    6,751,723      $    3,900,135
                                                                ==============      ==============



                See accompanying notes to condensed consolidated
                              financial statements.

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


1.       BUSINESS AND BASIS OF PRESENTATION

         EarthCare Company ("EarthCare") is a publicly traded company whose common stock is currently traded on the OTC Bulletin Board under the symbol "ECCO.OB". EarthCare and its subsidiaries are currently engaged in three non-hazardous waste divisions: our continuing Liquid Waste division and our discontinued EarthLiquids and Solid Waste divisions that are expected to be sold by December 31, 2001. Our Liquid Waste division, which includes components of our former EarthAmerica division, provides non-hazardous liquid waste collection, processing, treatment, disposal, bulk transportation, pumping, plumbing and maintenance services from our operating locations in New York, New Jersey and Pennsylvania. Our Solid Waste division provides collection, transfer and disposal of non-hazardous solid waste in Hillsborough County, Florida, the adjoining counties and Palm Beach County, Florida. Our EarthLiquids division provides non-hazardous used oil and oily wastewater recovery and treatment services in Florida, Delaware, Louisiana, Maryland, New Jersey and Pennsylvania. EarthLiquids also sells refined oil derived from used oil and oily wastewater.

         We have restated our consolidated financial statements for the three-month and nine-month periods ended September 30, 2000 and for the nine months ended September 30, 2001 to reflect the discontinued operations of our Solid Waste, EarthAmerica, EarthLiquids and Allen Tate divisions. Our discontinued operations are discussed further in Note 3.

         CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements comprise the accounts of EarthCare and its wholly owned subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation.

         RECLASSIFICATIONS

         We have reclassified certain amounts in the balance sheet at December 31, 2000 and the statements of operations for the three month and nine month periods ended September 30, 2000, none of which affect the net loss for those periods, in order to be consistent with the presentation of the September 30, 2001 financial statements.

2.       RECENT DEVELOPMENTS

         On August 6, 2001, we announced an agreement to sell the assets of our EarthLiquids division to USFilter for $35.0 million in cash at closing and up to $5 million in additional consideration contingent on the future price of oil sold by the EarthLiquids division locations being acquired by USFilter. The purchase price of $35.0 million is subject to adjustment on a dollar for dollar basis if the amount of working capital acquired by USFilter at closing is not equal to or greater than $4.6 million at the closing date. If the sale of the EarthLiquids division would have closed on September 30, 2001, the purchase price would have been lowered by approximately $1.1 million as a result of the working capital adjustments. In addition, USFilter will hold back $4.8 million of the purchase price for a period expected to be twelve months to cover general and environmental claims. We expect that we will complete this transaction by December 31, 2001, subject to normal terms and conditions, including the completion of US Filter's due diligence review, the mailing of definitive proxy statements and stockholder approval.

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


Donald Moorehead, our Chairman, Raymond Cash, our former Vice Chairman, and certain significant stockholders have orally indicated their intent to vote in favor of this transaction. We have received oral commitments to vote over 80% of our common and preferred stock in favor of this transaction.

         We have filed a preliminary proxy statement with the Securities and Exchange Commission. The proxy statement includes proposals to our stockholders to approve the sale of our EarthLiquids division and to approve an increase in the number of our authorized shares of common stock from 70 million to 200 million.

         In September 2001, we created a new Liquid Waste division comprised of the assets of our former EarthAmerica division located in New York, New Jersey and Pennsylvania.

         On October 11, 2001, our board of directors decided that EarthCare would retain its newly formed Liquid Waste division as its continuing line of business. Our senior lenders have required that we sell the components of our Liquid Waste division and repay the remaining balance outstanding under our senior credit facility by April 30, 2002. We intend to attempt to refinance our senior credit facility and repay our senior lenders before April 30, 2002. However, we cannot provide any assurance that we will be able to obtain debt or equity financing to replace our senior credit facility on satisfactory terms or at all. We have included the financial statements of the Liquid Waste division and our corporate office as our continuing operations in this quarterly report on Form 10-Q.

         On October 11, 2001, our board of directors approved the execution of a letter of intent setting forth the terms of the contemplated sale of our Solid Waste division to General Waste Corporation, a private company owned by Donald Moorehead. While we expect to complete this transaction by the December 31, 2001, we cannot provide any assurance that the sale of this division will be completed by that date.

         On October 15, 2001, we signed the General Waste letter of intent. The purchase price for the Solid Waste division will include: (i) $5 million in cash that will be used to repay our senior credit facility; (ii) assumption of certain indebtedness of EarthCare's subsidiaries, Earth Resource Management of Florida, Inc. and Earth Resource Management of South Florida, Inc., including amounts owed to CIB Marine Bank, certain equipment and mortgage notes payable, a bridge loan placed by Sanders Morris Harris, a bridge loan payable to Solid Waste Resources, and a bridge loan payable to Sagemark Capital, which amounted to $17.8 million as of September 30, 2001; (iii) the return to EarthCare of $12.6 million in face value of EarthCare's Series A preferred stock currently held by Donald Moorehead and Solid Waste Ventures, an affiliate of Mr. Moorehead; and (iv) the return to EarthCare of approximately $6.6 million in principal amount of our 12% debentures currently held by Donald Moorehead. The exact amount of the 12% debentures provided as consideration will be adjusted based on the actual amount of debt of the Solid Waste division that is assumed by General Waste Corporation. We expect to complete this transaction by December 31, 2001, subject to normal terms and conditions, including completion of a definitive agreement, obtaining consents from certain lenders and General Waste Corporation securing financing for the $5 million in cash to be paid at closing.

         As part of the planned sale of our Solid Waste division to General Waste Corporation, it is anticipated that Donald Moorehead and his affiliates will agree to modify the terms of the 10% and 12% debentures held and to be held by them. The interest rate on the 10% and 12%

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


debentures will be lowered to 8% per year. The conversion price for the 10% debentures will be adjusted such that it may not fall below $1.00 per share. Pursuant to the letter of intent, if the EarthCare board of directors determines that it is unable to refinance or repay the 10% debentures on October 31, 2006 or the 12% debentures on March 31, 2008 that are held by Donald Moorehead and his affiliates, then EarthCare, at its option, may require that these debentures be converted into shares of EarthCare's common stock at a conversion price of $1.00 per share. When the sale of the Solid Waste division is completed, we expect that these new terms will apply to approximately $4.2 million of the 10% debentures and $3.0 million of the 12% debentures, which are currently held by Donald Moorehead and his affiliates. We have also been informed that, following the completion of the sale of the Solid Waste division, Donald Moorehead and General Waste Corporation intend to offer to the remaining holders of the 10% debentures and 12% debentures an opportunity to exchange up to 29% of their debenture holdings for common shares of General Waste Corporation. If such exchange were to occur, the modified terms described above would also apply to approximately $14.5 million of additional debentures that would then be held by Donald Moorehead and his affiliates.

         On October 30, 2001, we sold the Florida, Georgia and Texas units of our EarthAmerica division to two subsidiaries of Heritage Propane Partners, L.P., a publicly traded propane distribution company based in Tulsa, Oklahoma. We sold these EarthAmerica units for $4.0 million in cash, with approximately $1.3 million in cash held back pending resolution of certain working capital matters and for general claims. Pursuant to the terms of this transaction, we sold the assets of, and US Filter assumed certain liabilities relating to, our EarthAmerica service centers in Dallas and Houston, Texas, Atlanta, Georgia and Orlando, Florida.

         On November 13, 2001, we executed a fifth amendment to our senior credit facility. As part of the agreed upon terms of the fifth amendment, we are required to comply with certain covenants, including the following:

         o maintaining monthly EBITDA (earnings before interest, taxes, depreciation and amortization) for all of our operations, of $300,000 beginning October 2001, with the minimum monthly EBITDA requirement to be adjusted following the completion of the sales of our EarthLiquids and Solid Waste divisions,

         o completing the sale of our EarthLiquids division by December 31, 2001,

         o completing the sale of our Solid Waste division by December 31, 2001, and

         o completing the sale of our Liquid Waste division by April 30, 2002.

         Since we are required to use the proceeds from the sale of our divisions and the proceeds from any refinancing of our senior credit facility to repay our senior credit facility and since we expect these events to be completed during the next twelve months, we have classified the outstanding balance under our senior credit facility as a current liability. If we are unable to complete the sale of our divisions by the dates required by the fifth amendment, we will have to obtain other financing to repay our senior credit facility. Other sources of financing might include refinancing our senior credit facility, seeking new debt or equity financing or seeking other buyers for our divisions. We may not be able to complete the sale of our EarthLiquids division or our Solid Waste division, and we may not be able to obtain debt or equity financing to replace our senior credit facility on satisfactory terms or at all. If we are unable to refinance our senior credit facility, we will be required to sell all the components of our newly formed Liquid Waste division, which would be our only remaining operating division following the sale of our

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


EarthLiquids and Solid Waste divisions. We do not expect that the proceeds obtainable at this time from the sale of the EarthLiquids division, together with the proceeds obtainable at this time from the sales of the Solid Waste and Liquid Waste divisions, would be sufficient to retire all existing indebtedness of EarthCare and its subsidiaries. Accordingly, if we were unable to obtain debt or equity financing to replace our senior credit facility, we may be unable to continue our operations.

         In the fifth amendment, our senior lenders also waived our lack of compliance with certain restrictive covenants in the fourth amendment to our senior credit facility, including the monthly EBITDA requirement, the requirement to sell certain of our divisions by certain dates and the requirement that Donald Moorehead and Raymond Cash provide certain minimum levels of collateral.

         Effective September 1, 2001, we completed the sale of our septic services line of business in Orlando to a private company, Seagraves Septic, LLC, for $25,000 in cash and a secured $625,000 note receivable. Seagraves Septic, LLC is owned by the general manager of the EarthAmerica Orlando facility.

         On August 8, 2001, we completed the sale of our plumbing and industrial pumping businesses in Georgia to a private company, Tempered Air Systems, and a private individual, John Hulsey, for $1.0 million in cash and a $300,000 note payable. In addition, we obtained a release from Mr. Hulsey from his employment contract and his contingent consideration agreement.

         During the fourth quarter of 2000 we sold our environmental compliance software company, Allen Tate Commercial Software LLP, to a private company owned by William Addy, one of our executive officers.

         In their report on the December 31, 2000 consolidated financial statements of EarthCare, our independent accountants expressed substantial doubt about our ability to continue as a going concern. We believe that we have implemented a plan that will allow EarthCare to continue as a going concern with its continuing Liquid Waste division focused on the liquid waste industry. Our plans to improve the cash flow from operations and reduce our debt level are discussed herein and include the steps shown below:

o continuing review of operating expenses in order to reduce our operating costs, including the integration of certain management and administrative functions,

o    managing working capital to improve cash flow from operating activities,

o    selling our Solid Waste and our EarthLiquids divisions,

o    refinancing certain existing debt, and

o    raising additional debt and equity capital.

         We can provide no assurance that we will be successful implementing the changes necessary to accomplish these objectives, or if we are successful, that the changes will help us improve our cash flow and reduce our debt.

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


3.       DISCONTINUED OPERATIONS

         On October 11, 2001, our Board of Directors approved the sale of our Solid Waste division to General Waste Corporation, the sale of our EarthAmerica division to Heritage Propane Partners, L.P. and the sale of our EarthLiquids division to USFilter. In addition, our Board of Directors deemed that our Liquid Waste division and our corporate office would be the continuing operations of EarthCare. On April 12, 2001, our Board of Directors approved plans to sell our EarthAmerica and our EarthLiquids divisions. During 2001, in four separate transactions from February to October 2001, we sold our EarthAmerica division. We are currently planning to sell our Solid Waste division to a private company owned by Donald Moorehead. We are also currently planning on selling our EarthLiquids division to USFilter. We expect that both of these transactions will be completed by December 31, 2001. If we are unable to sell these two divisions, we will pursue other buyers for these divisions, as required by our senior lenders. We have reported the net assets of our Solid Waste, EarthLiquids and EarthAmerica divisions in our condensed consolidated balance sheets as "net assets of discontinued operations." We have reported the operating results of our Solid Waste, EarthLiquids, EarthAmerica, and Allen Tate divisions in our condensed consolidated statement of operations as "net income (loss) from discontinued operations" for the period prior to the measurement date, as the results of operations after the measurement date are included in the estimated loss on the sale of these divisions. We have deemed March 31, 2001 to be the measurement date for the sale of our EarthLiquids and EarthAmerica divisions and September 30, 2001 to be the measurement date for the sale of our Solid Waste division.

         We have presented below a summary of the net assets of the discontinued operations as of September 30, 2001 and December 31, 2000:

                                                       September 30, 2001      December 31, 2000
                                                       ------------------      ------------------
Cash                                                   $        1,206,002      $          613,900
Accounts receivable                                             9,618,605               9,494,394
Prepaid expenses and other current assets                       1,879,268               2,175,874
Property, plant and equipment, net                             53,633,906              57,166,127
Intangible assets, net                                         38,294,395              40,133,647
Other assets                                                    3,054,386                 552,894
Accounts payable                                               (4,108,113)             (3,337,139)
Accrued liabilities                                            (5,753,040)             (5,675,814)
Long-term debt including current portion                      (17,793,302)            (13,314,703)

Estimated loss on the planned sale of EarthAmerica             (6,217,456)             (6,832,196)
Estimated loss on the planned sale of EarthLiquids            (28,380,660)            (28,380,660)
                                                       ------------------      ------------------

Net assets of discontinued operations                  $       45,433,991      $       52,596,324
                                                       ==================      ==================

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


         We have presented below a summary of the operating results from the discontinued operations for the nine month and three month periods ended September 30, 2001 and 2000:

                                                          Nine months ended September 30,         Three months ended September 30,
                                                         ----------------------------------      ----------------------------------
                                                              2001                2000                2001                2000
                                                         --------------      --------------      --------------      --------------
EarthAmerica:
     Net sales                                           $    8,983,488      $   15,610,443      $    2,052,265      $    4,830,901
     Cost of operations                                       6,417,664          10,517,516           1,594,054           2,899,352
     Selling, general and administrative expense              4,394,404           6,200,062           1,351,790           2,051,959
     Depreciation and amortization expense                      377,825           1,111,903                  --             390,853
                                                         --------------      --------------      --------------      --------------
     Operating income (loss)                                 (2,206,405)         (2,219,038)           (893,579)           (511,263)
     Interest and other expense                                 494,107             956,225             156,857             453,742
     Loss included in the accrual for loss on sale            2,314,489                  --           1,050,436                  --
                                                         --------------      --------------      --------------      --------------
     Loss from discontinued operations                   $     (386,023)     $   (3,175,263)     $           --      $     (965,005)
                                                         ==============      ==============      ==============      ==============

EarthLiquids:
     Net sales                                           $   28,662,373      $   24,925,417      $    8,461,422      $    7,684,747
     Cost of operations                                      19,215,807          15,585,334           5,690,687           4,141,586
     Selling, general and administrative expense              4,459,294           4,813,249           1,442,427           2,350,603
     Depreciation and amortization expense                      740,470           1,956,359                  --             686,369
                                                         --------------      --------------      --------------      --------------
     Operating income                                         4,246,803           2,570,475           1,328,308             506,189
     Interest and other expense                               2,307,959           4,255,820             778,144           1,630,986
     Income included in the accrual for loss on sale         (1,490,467)                 --            (550,164)                 --
                                                         --------------      --------------      --------------      --------------
     Income (loss) from discontinued operations          $      448,376      $   (1,685,345)     $           --      $   (1,124,797)
                                                         ==============      ==============      ==============      ==============

Solid Waste division:
     Net sales                                           $   17,832,642      $      694,400      $    6,059,450      $      114,400
     Cost of operations                                      12,278,237                  --           4,422,695                  --
     Selling, general and administrative expense              2,040,159              96,883             685,469              96,883
     Depreciation and amortization expense                    1,391,199                  --             463,063                  --
                                                         --------------      --------------      --------------      --------------
     Operating loss                                           2,123,047             597,517             488,223              17,517
     Interest and other expense                               2,935,116              37,694             789,020              14,954
                                                         --------------      --------------      --------------      --------------
     Income (loss) from discontinued operations          $     (812,069)     $      559,823      $     (300,797)     $        2,563
                                                         ==============      ==============      ==============      ==============

Allen Tate division:
     Net sales                                                               $       91,681                          $       19,524
     Cost of operations                                                                  --                                      --
     Selling, general and administrative expense                                  1,316,423                                 650,142
     Depreciation and amortization expense                                          279,116                                 100,967
                                                                             --------------                          --------------
     Operating loss                                                              (1,503,858)                               (731,585)
     Interest and other expense                                                      75,876                                  53,605
                                                                             --------------                          --------------
     Loss from discontinued operations                                       $   (1,579,734)                         $     (785,190)
                                                                             ==============                          ==============

Total:
     Net sales                                           $   55,478,503      $   41,321,941      $   16,573,137      $   12,649,572
     Cost of operations                                      37,911,708          26,102,850          11,707,436           7,040,938
     Selling, general and administrative expense             10,893,857          12,426,617           3,479,686           5,149,587
     Depreciation and amortization expense                    2,509,594           3,347,378             463,063           1,178,189
                                                         --------------      --------------      --------------      --------------
     Operating income                                         4,163,444            (554,904)            922,952            (719,142)
     Interest and other expense                               5,737,182           5,325,615           1,724,021           2,153,287
     Income included in the accrual for loss on sale            824,022                  --             500,272                  --
                                                         --------------      --------------      --------------      --------------
     Loss from discontinued operations                   $     (749,716)     $   (5,880,519)     $     (300,797)     $   (2,872,429)
                                                         ==============      ==============      ==============      ==============

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies we have followed to prepare the condensed consolidated financial statements are consistent with the accounting policies described in EarthCare's notes to consolidated financial statements in EarthCare's Annual Report on Form 10-K/A for the year ended December 31, 2000.

         INTERIM FINANCIAL INFORMATION

         The accompanying interim financial statements and information are unaudited. We have omitted or condensed certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, although we believe that the disclosures included herein are adequate to make the information presented not misleading. You should read these interim financial statements in conjunction with EarthCare's consolidated financial statements for the year ended December 31, 2000. We have included in the interim financial statements all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of EarthCare's financial position, its results of operations and its cash flows. We do not believe that the operating results for any particular interim period are necessarily indicative of the operating results for a full year.

         We derived the financial information as of December 31, 2000 from our audited financial statements, which are included in EarthCare's Annual Report on Form 10-K/A for the year ended December 31, 2000.

         INCOME (LOSS) PER SHARE AND WEIGHTED SHARES

         We have not presented separate basic and diluted net loss per share information because the incremental shares used to determine net loss per share would be anti-dilutive. There is no difference between the basic and diluted weighted average shares for the periods presented. For the three-month and nine month periods ended September 30, 2001 and 2000, we excluded the following potentially dilutive common stock equivalents from our calculations of diluted shares:

                                            Nine and three months ended
                                                   September 30,
                                           -----------------------------
                                               2001             2000
                                           ------------     ------------
Stock options                                   902,329        1,375,529
Warrants                                      2,430,410        1,439,161
Contingently issuable shares                    200,428          200,428
Shares issuable upon conversion of:
     10% debentures                          17,120,937        2,458,113
     10% preferred                           43,050,000               --
     Bridge loan from Sagemark Capital        5,000,000               --
Shares issuable
     to pay interest on 12% debentures          747,944        2,471,366
                                           ------------     ------------
                                             69,452,048        7,944,597
                                           ============     ============

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


5.       ACQUISITIONS

         CONTINUING OPERATIONS - LIQUID WASTE DIVISION

         On March 10, 2000, we acquired all of the outstanding capital stock of All County Resource Management Corporation, a non-hazardous liquid waste collection, treatment, transportation and disposal services with operations in Vernon, New Jersey and Beacon, New York. We acquired All County Resource Management Corporation for $7,800,000 in cash and 598,686 shares of EarthCare's common stock with an aggregate market value of $4,500,000 at issuance. The results of operations for All County have been included in EarthCare's results of continuing operations from the date of acquisition. If EarthCare had acquired All County on January 1, 2000, its pro forma revenue for the nine months ended September 30, 2000 would have been $22.8 million, its net loss from continuing operations for the nine months ended September 30, 2000 would have been $8.6 million and its net loss per share from continuing operations for the nine months ended September 30, 2000 would have been $0.67 per share.

         DISCONTINUED OPERATIONS - SOLID WASTE DIVISION

         On April 2, 2001, our discontinued Solid Waste division acquired the equipment and intangible assets of Palm Carting, Inc., a non-hazardous solid waste collection company located in Palm Beach County, Florida for $350,000 in cash and future consideration of up to $250,000 to be paid in shares of our common stock if certain revenue targets are met, with the number of shares based upon the closing price of our common stock on the dates of measurement. In addition, we assumed $1.1 million of existing notes payable for equipment. Had we acquired this collection operation on January 1, 2001 or 2000, our pro forma results of discontinued operations would not have been significantly different from the results of operations disclosed herein.

         On March 5, 2001, we entered into an agreement to acquire all of the outstanding shares of LandComp Corporation ("LandComp"). LandComp owns and operates a solid waste landfill in LaSalle County, Illinois. As an inducement to enter into this acquisition, we loaned $1,055,000 to LandComp and also agreed to a series of option payments that give EarthCare the right to complete this acquisition by the end of September 2001, which option payments amounted to $845,000 as of September 30, 2001. Since EarthCare was unable to complete this acquisition by September 30, 2001, the shareholders of LandComp informed EarthCare that they were canceling the agreement. However, the shareholders of LandComp have offered an option to buy LandComp to General Waste Corporation until December 31, 2001 on terms similar to the agreement with EarthCare.

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


6.       DEBT

         As of September 30, 2001 and December 31, 2000, our debt consisted of the following:

                                     September 30,       December 31,
Continuing operations                     2001               2000
                                     --------------     --------------
EarthCare senior credit facility     $   48,905,553     $   52,000,000
12% debentures                           20,000,000         20,000,000
10% debentures                           17,976,984         16,696,765
Other                                        98,553            131,551
                                     --------------     --------------

Total debt                               86,981,090         88,828,316
Less current portion                     49,004,106         52,131,551
                                     --------------     --------------

Long-term debt                       $   37,976,984     $   36,696,765
                                     ==============     ==============


         Senior credit facility

         Under our senior credit facility, we may borrow up to $47.5 million at prime (5.0% as of November 13, 2001) plus 3%. The prime rate is based on the published rate of Bank of America N.A. On November 13, 2001, we executed a fifth amendment to our senior credit facility with our senior lenders. As part of the agreed upon terms for the fourth amendment, we will be required to comply with certain covenants, including the following:

o maintaining monthly EBITDA (earnings before interest, taxes, depreciation and amortization) for all our operations, of $300,000 beginning in October 2001, with such monthly minimum EBITDA adjusted as we complete the sale of our divisions,

o    completing the sale of our EarthLiquids division by December 31, 2001,

o    completing the sale of our Solid Waste division by December 31, 2001 and

o    completing the sale of our Liquid Waste division by April 30, 2002.

         Since we are required to use the proceeds from the sale of our divisions and the proceeds from any refinancing of our senior credit facility to repay our senior credit facility and since we expect these events to be completed during the next twelve months, we have classified the outstanding balance under our senior credit facility as a current liability. If we are unable to complete the sale of our divisions by the dates required by the fifth amendment, we will have to obtain other financing to repay our senior credit facility. Other sources of financing might include refinancing our senior credit facility, seeking new debt or equity financing or seeking other buyers for our divisions. We may not be able to complete the sale of our EarthLiquids division or our Solid Waste division, and we may not be able to obtain debt or equity financing to replace our senior credit facility on satisfactory terms or at all. If we are unable to refinance our senior credit facility, we will be required to sell all the components of our newly formed Liquid Waste division, which would be our only remaining operating division following the sale of our EarthLiquids and Solid Waste divisions. We do not expect that the proceeds obtainable at this time from the sale of the EarthLiquids division, together with the proceeds obtainable at this time from the sales of the Solid Waste and Liquid Waste divisions, would be sufficient to retire all

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


existing indebtedness of EarthCare and its subsidiaries. Accordingly, if we were unable to obtain debt or equity financing to replace our senior credit facility, we may be unable to maintain our operations.

         In the fifth amendment to our senior credit facility, our senior lenders also waived our lack of compliance with certain restrictive covenants in our fourth amendment to our senior credit facility, including the dates by which we were to sell our divisions, our failure to attain the minimum level of monthly EBITDA and the failure by Donald Moorehead and Raymond Cash to maintain the minimum required level of collateral. Payment of interest at prime plus 1.5% is due in cash at the end of each month, while the payment of interest at 1.5% is deferred until we sell our EarthLiquids division. Following the completion of the sale of the EarthLiquids division, payment of interest at prime plus 3% is required each month. The fees to the banks for the third and fourth amendments, amounting to $800,000, are deferred until we complete the sale of the EarthLiquids division.

         We have entered into one short-term fixed-interest rate swap contract covering $10,000,000 of our senior credit facility. We record and pay interest expense at the fixed rate of 10.0%. Fees associated with these swap contracts are charged to interest expense as incurred.

         12% debentures

         On February 16, 2000, we completed a $20,000,000 private placement of our 12% Subordinated Debentures Due March 30, 2008, including issuance of warrants to purchase 400,000 shares of our common stock. We placed the 12% debentures with the following related parties:

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

         The 12% debentures mature March 30, 2008 and accrue interest at 12% per year from the date of the sale, payable semi-annually on September 30 and March 30 of each year. The first interest payment due September 30, 2000 was deferred to March 31, 2001, and in return for such deferral, we issued additional warrants to purchase 400,000 shares of our common stock. We may pay interest on the 12% debentures by issuing our common stock. The number of shares issued is determined by dividing the interest payable by the closing price of our common stock on the day the interest is paid. On March 31, 2001, we determined that 3,090,966 shares of EarthCare's common stock were to be issued at a market value of $1.047 per share for the first interest payment on the 12% debentures. We issued these shares on April 25, 2001. On September 28, 2001, we determined that 3,607,164 shares of EarthCare's common stock were to be issued at a market value of $0.30 per share. We issued these shares on September 28, 2001.

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


         10% debentures

         On October 11, 1999, we completed a $15,000,000 private placement of our 10% Convertible Subordinated Debentures Due October 31, 2006. We placed $7,887,000 of our 10% debentures with the following related parties:

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

         Interest is payable quarterly at the rate of 10% per year on the 10% debentures. From the closing through October 2001, interest is payable in kind by issuing additional 10% debentures. For the two years ending October 2003, interest may be paid in cash if permitted by our senior lenders, otherwise interest is payable in additional debentures. For the last three years, interest is payable in cash. The holders of the 10% debentures may convert the 10% debentures into shares of our common stock at a rate of $1.05 per share. Based on the balance of the 10% debentures at September 30, 2001, if the holders converted their 10% debentures, they would receive 17,120,937 shares of our common stock.

         On September 30, 2001, June 30, 2001 and March 31, 2001, we issued an additional $441,978, $426,540, $411,701 of our 10% debentures, respectively, as interest payments. We may call the 10% debentures at any time, and we are required to redeem the 10% debentures on October 31, 2006.

         Planned changes to terms of 10% and 12% debentures held by Donald Moorehead and his affiliates

         The letter of intent related to the sale of our Solid Waste division contemplates that as part of the planned sale of our Solid Waste division to General Waste Corporation, Donald Moorehead and his affiliates will agree to modify the terms of the 10% and 12% debentures held and to be held by them. The interest rate on the 10% and 12% debentures will be lowered to 8% per year. The conversion price for the 10% debentures will be adjusted such that it may not fall below $1.00 per share. Pursuant to the letter of intent, if the EarthCare board of directors determines that EarthCare is unable to refinance or repay the 10% debentures on October 31, 2006 or the 12% debentures on March 31, 2008 that are held by Donald Moorehead and his affiliates, then EarthCare, at its option, may require that these debentures be converted into shares of EarthCare's common stock at a conversion price of $1.00 per share. When the sale of the Solid Waste division is completed, we expect that these new terms will apply to approximately $4.2 million of the 10% debentures and $3.0 million of the 12% debentures currently held by Donald Moorehead and his affiliates. We have also been informed that, following the completion of the sale of the Solid Waste division, Donald Moorehead and General Waste Corporation intend to offer to the remaining holders of the 10% debentures and 12% debentures an opportunity to exchange up to 29% of their debenture holdings for common

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


shares of General Waste Corporation. If such exchange were to occur, the modified terms described above would also apply to approximately $14.5 million of additional debentures that would then be held by Donald Moorehead and his affiliates.

         Extraordinary charge - early retirement of debt

         During the three months ended September 30, 2001, we recorded an extraordinary charge of $190,475 relating to the portion of the deferred financing costs that were written off as a result of the early retirement of a portion of the senior credit facility.

         DISCONTINUED OPERATIONS - SOLID WASTE DIVISION

         As of September 30, 2001 and December 31, 2000, our debt for our discontinued operations, all of which is debt of our discontinued Solid Waste division, consisted of the following:

                                   September 30,       December 31,
Discontinued operations                 2001               2000
                                   --------------     --------------
Earth Resource Management
  of Florida:
- Senior credit facility           $    7,275,385     $    7,817,693
- Bridge loan                           3,000,000          3,000,000
- Equipment and mortgage notes          2,611,951          2,497,010

Earth Resource Management
  of South Florida:
- Bridge loans                          4,000,000                 --
- Equipment notes
    mortgage notes payable                905,966                 --
                                   --------------     --------------

Total debt - all current           $   17,793,302     $   13,314,703
                                   ==============     ==============


         Earth Resource Management of Florida Senior Debt

         We have a revolving line of credit and a mortgage note payable agreement with CIB Marine Bank with a total availability of $10.0 million. We may borrow up to $4.0 million under the revolving line of credit based on certain asset levels. In addition, we have a $4.0 million mortgage facility. We pay interest at prime plus 1 1/2% monthly in cash. We also have $2.0 million available for letters of credit, of which we have approximately $1.8 million of letters of credit outstanding. In addition, we are obligated to make monthly payments of $55,600 on the mortgage note payable. We have provided CIB Marine with a security interest in all of the assets of Earth Resource Management of Florida, except for the stock of, and the assets owned by, Earth Resource Management of South Florida, Inc. and EarthCare Acquisition Sub, Inc., both wholly owned subsidiaries of Earth Resource Management of Florida. In addition, we have provided CIB Marine with a security interest in 57% of the outstanding common stock of Earth Resource Management of Florida. We have provided our senior lenders with a security interest in 43% of

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


the outstanding common stock of Earth Resource Management of Florida. We are obligated to maintain an EBITDA to debt service coverage of 1.25 for each year. We did not comply with certain covenants in the Earth Resource Management of Florida senior debt agreement relating to certain financial ratios for the year ended December 31, 2000 and the quarter ended September 30, 2001. The Earth Resource Management of Florida debt owed to CIB Marine was due September 30, 2001 and we have included the Earth Resource Management of Florida debt to CIB Marine in the current portion of long-term debt. We are currently negotiating with CIB Marine for a longer term financing agreement.

         Earth Resource Management of Florida - bridge loan

         On December 4, 2000, we borrowed $3,000,000 pursuant to a subordinated loan from Donald Moorehead, our Chairman, as part of a related financing transaction. At the same time, our Chairman borrowed $3,000,000 from a private lender. The terms of our subordinated loan are identical to the terms of the loan from the private lender to our Chairman. We used the proceeds from this loan to pay down our senior credit facility. We are obligated to pay interest at the rate of 24% per year under this loan. We were also obligated to pay $150,000 in fees and an additional $218,000 in interest because we did not repay this loan in April 2001. We paid the $150,000 placement fee in June 2001 to a private individual who arranged this loan. As of November 13, 2001, we have not paid the late fee or the additional interest. In addition, we have not paid the interest due for the months of September or October 2001. We have paid the regularly scheduled interest on this subordinated loan on a timely basis for months prior to September 2001. Our Chairman has personally guaranteed the loan to the private lender.

         Earth Resource Management of Florida and Earth Resource Management of South Florida - equipment and mortgage notes payable

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

         Earth Resource Management of South Florida - bridge loans

         On March 5, 2001, Earth Resource Management of South Florida obtained a $2,500,000 loan in a private placement by Sanders Morris Harris, an investment-banking firm. We agreed to pay interest at 14% per year payable monthly in cash. Because we did not repay the Sanders bridge loan on April 30, 2001, we pay interest at a rate of 18% per year payable monthly in cash. We issued the private lenders 100,000 shares of our common stock at the time of the loan closing. For each month after April 30, 2001 that any amount remains payable under the Sanders bridge loan, we are obligated to issue an additional 100,000 shares of our common stock. Because we have not repaid the Sanders bridge loan by the required date, as of November 13, 2001, we have issued 700,000 shares of our common stock to the holders of the Sanders bridge loan. Our Chairman has personally guaranteed the Sanders bridge loan and has provided collateral of

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


$500,000. In addition, we have provided the common stock of Earth Resource Management of South Florida and EarthCare Acquisition Sub as collateral for the Sanders bridge loan. We have also provided a security interest in all the assets of Earth Resource Management of South Florida and EarthCare Acquisition Sub. We have not made the interest payment for the month of October 2001 and are currently in default under this loan.

         On April 11, 2001, Earth Resource Management of South Florida obtained a $1,500,000 convertible loan from Sagemark Capital in a private placement. The Sagemark loan may be converted into our common stock at a current conversion price of $0.30 per share, which conversion price is protected against dilution. Our Chairman is a limited partner in Sagemark Capital. Our Chairman does not control Sagemark Capital and does not have any beneficial ownership in the shares into which the loan may be converted. We agreed to pay interest at 14% per year payable monthly in cash. In addition, we issued to the lender a warrant to purchase 680,000 shares of our common stock at $0.001 per share, which if fully vested. Our Chairman has personally guaranteed the Sagemark loan and we have agreed not to pledge any additional assets of Earth Resource Management of South Florida or EarthCare Acquisition Sub. We have not made the interest payment for the month of October 2001. In addition, we are required to file a registration statement for the shares into which this loan may be converted and the warrant issued. We have not yet filed this registration statement. As a result of not paying the interest for October 2001 on a timely basis and not filing a registration statement, we are currently in default under this loan.

7.       STOCKHOLDERS' EQUITY

         COMMON STOCK

         Our articles of incorporation currently authorize the issuance of 70,000,000 shares of common stock. As of November 13, 2001, we had issued and outstanding 22,080,125 shares of common stock and 12,915,000 shares of Series A preferred stock. In addition, a total of 902,329 shares of common stock are reserved for issuance under our stock-based compensation plans. We also have a number of commitments to issue common stock in connection with our 10% debentures, 12% debentures, Series A preferred stock, bridge loans and warrants. Based on the foregoing, as of November 13, 2001, we have outstanding, or are presently obligated to issue, up to an aggregate of 91,532,173 shares of common stock, or more than 21,000,000 shares in excess of the number of shares authorized by our certificate of incorporation. We have filed a preliminary proxy with the Securities and Exchange that includes a proposal to our stockholders to increase our authorized capital, which requires an amendment to our certificate of incorporation that must be approved by our stockholders. If the proposed amendment to our certificate of incorporation is not approved, we may be forced to default on some of our obligations to issue common stock, which could accelerate the obligations to reduce debt and result in lawsuits against EarthCare. In addition, if we do not increase the number of shares available for issuance, we will not be able to issue common stock in the future to fund our operations or future obligations.

         As part of the closing of the Sanders bridge loan in March 2001, we issued 100,000 shares of common stock to the holders of the Sanders bridge loan. Since March 2001, we have issued an additional 700,000 shares to the same holders because we had not fully repaid the Sanders bridge loan by April 30, 2001. In addition, in January 2001, we issued 766 shares of our

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


common stock to a holder of our 10% debentures in connection with the conversion of $2,756 of our 10% debentures.

         OPTIONS

         As of November 13, 2001, options to purchase 902,329 shares of our common stock were outstanding at an average exercise price of $10.15. From January 1, 2001 through September 30, 2001, options to purchase 118,500 shares of our common stock were cancelled in connection with the resignation of an employee.

         WARRANTS

         As of November 13, 2001, warrants to purchase 2,430,410 shares of our common stock were outstanding at an average exercise price of $1.36.

8.       SEGMENT INFORMATION

         During 2001, our continuing operations consisted of our Liquid Waste division, which constitutes a single segment. As a result, we have not provided separate segment disclosures.

9.       PROPERTY, PLANT AND EQUIPMENT

         Our property, plant and equipment consists of the following as of September 30, 2001 and December 31, 2000:

                                           September 30,        December 31,
                                                2001                2000
                                           --------------      --------------
Land and improvements                      $    2,124,451      $    2,124,451
Buildings and improvements                      2,812,292           2,801,442
Machinery and equipment                         9,468,877           8,591,442
Office equipment, furniture & fixtures          1,336,803           1,352,672
Construction-in-progress                          527,056             333,194
                                           --------------      --------------
                                               16,269,479          15,203,201
Less accumulated depreciation                  (3,424,063)         (2,434,973)
                                           --------------      --------------

                                           $   12,845,416      $   12,768,228
                                           ==============      ==============

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


10.      ACCRUED LIABILITIES

         Our accrued liabilities consist of the following as of September 30, 2001 and December 31, 2000:

                                         September 30,       December 31,
                                              2001               2000
                                         --------------     --------------
Payroll, bonuses, taxes and benefits     $    1,399,319     $    1,028,875
Interest                                        954,688          2,623,235
Insurance                                     2,528,817          2,521,585
Severance, legal and indemnification          1,572,446          2,105,000
Environmental matters                         2,541,075          2,791,075
Other                                         1,386,407          3,083,361
                                         --------------     --------------

Total accrued liabilities                $   10,382,752     $   14,153,131
                                         ==============     ==============


11.      RELATED PARTY TRANSACTIONS

         Included in other assets of our discontinued Solid Waste division at September 30, 2001 and December 31, 2000 is a $500,000 note receivable due from Solid Waste Ventures, Inc., a private company that is owned 100% by a private investor and which is in part financed by Donald Moorehead, our Chairman and Chief Executive Officer. Solid Waste Ventures was the former majority owner of Earth Resource Management of Florida.

         Accounts receivable at September 30, 2001 and December 31, 2000 included approximately $127,000 and $24,000, respectively, due from ISN Software, a private company owned in part by William Addy, our Vice President and one of our directors. During the three and six month periods ended September 30, 2001, we incurred fees of $202,500 and $607,000, respectively, for information services provided by ISN Software. In addition during the three and nine month periods ended September 30, 2001, we incurred costs of $404,000 and $1,216,000, respectively, for telecommunication charges and employees leased by ISN Software from EarthCare, which costs were billed to ISN Software.

                                     ITEM 2
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


BUSINESS

         EarthCare Company ("EarthCare") is a publicly traded company whose common stock is currently traded on the OTC Bulletin Board under the symbol "ECCO.OB". EarthCare and its subsidiaries are currently engaged in three non-hazardous waste divisions: our continuing Liquid Waste division and our discontinued EarthLiquids and Solid Waste divisions that are expected to be sold by December 31, 2001. Our Liquid Waste division, which includes components of our former EarthAmerica division, provides non-hazardous liquid waste collection, processing, treatment, disposal, bulk transportation, pumping, plumbing and maintenance services from our operating locations in New York, New Jersey and Pennsylvania. Our Solid Waste division provides collection, transfer and disposal of non-hazardous solid waste in Hillsborough County, Florida, the adjoining counties and Palm Beach County, Florida. Our EarthLiquids division provides non-hazardous used oil and oily wastewater recovery and treatment services in Florida, Delaware, Louisiana, Maryland, New Jersey and Pennsylvania. EarthLiquids also sells refined oil derived from used oil and oily wastewater.

         Recent Developments

         On August 6, 2001, we announced an agreement to sell the assets of our EarthLiquids division to USFilter for $35.0 million in cash at closing and up to $5 million in additional consideration contingent on the future price of oil sold by the EarthLiquids division locations being acquired by USFilter. The purchase price of $35.0 million is subject to adjustment on a dollar for dollar basis if the amount of working capital acquired by USFilter at closing is not equal to or greater than $4.6 million at the closing date. If the sale of the EarthLiquids division would have closed on September 30, 2001, the purchase price would have been lowered by approximately $1.1 million as a result of the working capital adjustments. In addition, USFilter will hold back $4.8 million of the purchase price for a period expected to be twelve months to cover general and environmental claims. We expect that we will complete this transaction by December 31, 2001, subject to normal terms and conditions, including the completion of US Filter's due diligence review, the mailing of definitive proxy statements and stockholder approval. Donald Moorehead, our Chairman, Raymond Cash, our former Vice Chairman, and certain significant stockholders have orally indicated their intent to vote in favor of this transaction. We have received oral commitments to vote over 80% of our common and preferred stock in favor of this transaction.

         We have filed a preliminary proxy statement with the Securities and Exchange Commission. The proxy statement includes proposals to our stockholders to approve the sale of our EarthLiquids division and to approve an increase in the number of our authorized shares of common stock from 70 million to 200 million.

         In September 2001, we created a new Liquid Waste division comprised of the assets of our former EarthAmerica division located in New York, New Jersey and Pennsylvania.

         On October 11, 2001, our board of directors decided that EarthCare would retain its newly formed Liquid Waste division as its continuing line of business. Our senior lenders have required that we sell the components of our Liquid Waste division and repay the remaining balance outstanding under our senior credit facility by April 30, 2002. We intend to attempt to

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


refinance our senior credit facility and repay our senior lenders before April 30, 2002. However, we cannot provide any assurance that we will be able to obtain debt or equity financing to replace our senior credit facility on satisfactory terms or at all. We have included the financial statements of the Liquid Waste division and our corporate office as our continuing operations in this quarterly report on Form 10-Q.

         On October 11, 2001, our board of directors approved the execution of a letter of intent setting forth the terms of the contemplated sale of our Solid Waste division to General Waste Corporation, a private company owned by Donald Moorehead. While we expect to complete this transaction by the December 31, 2001, we cannot provide any assurance that the sale of this division will be completed by that date.

         On October 15, 2001, we signed the General Waste letter of intent. The purchase price for the Solid Waste division will include: (i) $5 million in cash that will be used to repay our senior credit facility; (ii) assumption of certain indebtedness of EarthCare's subsidiaries, Earth Resource Management of Florida, Inc. and Earth Resource Management of South Florida, Inc., including amounts owed to CIB Marine Bank, certain equipment and mortgage notes payable, a bridge loan placed by Sanders Morris Harris, a bridge loan payable to Solid Waste Resources, and a bridge loan payable to Sagemark Capital, which amounted to $17.8 million as of September 30, 2001; (iii) the return to EarthCare of $12.6 million in face value of EarthCare's Series A preferred stock currently held by Donald Moorehead and Solid Waste Ventures, an affiliate of Mr. Moorehead; and (iv) the return to EarthCare of approximately $6.6 million in principal amount of our 12% debentures currently held by Donald Moorehead. The exact amount of the 12% debentures provided as consideration will be adjusted based on the actual amount of debt of the Solid Waste division that is assumed by General Waste Corporation. We expect to complete this transaction by December 31, 2001, subject to normal terms and conditions, including completion of a definitive agreement, obtaining consents from certain lenders and General Waste Corporation securing financing for the $5 million in cash to be paid at closing.

         As part of the planned sale of our Solid Waste division to General Waste Corporation, it is anticipated that Donald Moorehead and his affiliates will agree to modify the terms of the 10% and 12% debentures held and to be held by them. The interest rate on the 10% and 12% debentures will be lowered to 8% per year. The conversion price for the 10% debentures will be adjusted such that it may not fall below $1.00 per share. Pursuant to the letter of intent, if the EarthCare board of directors determines that it is unable to refinance or repay the 10% debentures on October 31, 2006 or the 12% debentures on March 31, 2008 that are held by Donald Moorehead and his affiliates, then EarthCare, at its option, may require that these debentures be converted into shares of EarthCare's common stock at a conversion price of $1.00 per share. When the sale of the Solid Waste division is completed, we expect that these new terms will apply to approximately $4.2 million of the 10% debentures and $3.0 million of the 12% debentures, which are currently held by Donald Moorehead and his affiliates. We have also been informed that, following the completion of the sale of the Solid Waste division, Donald Moorehead and General Waste Corporation intend to offer to the remaining holders of the 10% debentures and 12% debentures an opportunity to exchange up to 29% of their debenture holdings for common shares of General Waste Corporation. If such exchange were to occur, the modified terms described above would also apply to approximately $14.5 million of additional debentures that would then be held by Donald Moorehead and his affiliates.

         On October 30, 2001, we sold the Florida, Georgia and Texas units of our EarthAmerica division to two subsidiaries of Heritage Propane Partners, L.P., a publicly traded propane

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


distribution company based in Tulsa, Oklahoma. We sold these EarthAmerica units for $4.0 million in cash, with approximately $1.3 million in cash held back pending resolution of certain working capital matters and for general claims. Pursuant to the terms of this transaction, we sold the assets of, and US Filter assumed certain liabilities relating to, our EarthAmerica service centers in Dallas and Houston, Texas, Atlanta, Georgia and Orlando, Florida.

         On November 13, 2001, we executed a fifth amendment to our senior credit facility. As part of the agreed upon terms of the fifth amendment, we are required to comply with certain covenants, including the following:

         o maintaining monthly EBITDA (earnings before interest, taxes, depreciation and amortization) for all of our operations, of $300,000 beginning October 2001, with the minimum monthly EBITDA requirement to be adjusted following the completion of the sales of our EarthLiquids and Solid Waste divisions,

         o completing the sale of our EarthLiquids division by December 31, 2001,

         o completing the sale of our Solid Waste division by December 31, 2001, and

         o completing the sale of our Liquid Waste division by April 30, 2002.

         Since we are required to use the proceeds from the sale of our divisions and the proceeds from any refinancing of our senior credit facility to repay our senior credit facility and since we expect these events to be completed during the next twelve months, we have classified the outstanding balance under our senior credit facility as a current liability. If we are unable to complete the sale of our divisions by the dates required by the fifth amendment, we will have to obtain other financing to repay our senior credit facility. Other sources of financing might include refinancing our senior credit facility, seeking new debt or equity financing or seeking other buyers for our divisions. We may not be able to complete the sale of our EarthLiquids division or our Solid Waste division, and we may not be able to obtain debt or equity financing to replace our senior credit facility on satisfactory terms or at all. If we are unable to refinance our senior credit facility, we will be required to sell all the components of our newly formed Liquid Waste division, which would be our only remaining operating division following the sale of our EarthLiquids and Solid Waste divisions. We do not expect that the proceeds obtainable at this time from the sale of the EarthLiquids division, together with the proceeds obtainable at this time from the sales of the Solid Waste and Liquid Waste divisions, would be sufficient to retire all existing indebtedness of EarthCare and its subsidiaries. Accordingly, if we were unable to obtain debt or equity financing to replace our senior credit facility, we may be unable to continue our operations.

         In the fifth amendment, our senior lenders also waived our lack of compliance with certain restrictive covenants in the fourth amendment to our senior credit facility, including the monthly EBITDA requirement, the requirement to sell certain of our divisions by certain dates and the requirement that Donald Moorehead and Raymond Cash provide certain minimum levels of collateral.

         Effective September 1, 2001, we completed the sale of our septic services line of business in Orlando to a private company, Seagraves Septic, LLC, for $25,000 in cash and a secured $625,000 note receivable. Seagraves Septic, LLC is owned by the general manager of the EarthAmerica Orlando facility.

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

         During the fourth quarter of 2000 we sold our environmental compliance software company, Allen Tate Commercial Software LLP, to a private company owned by William Addy, one of our executive officers.

         In their report on the December 31, 2000 consolidated financial statements of EarthCare, our independent accountants expressed substantial doubt about our ability to continue as a going concern. We believe that we have implemented a plan that will allow EarthCare to continue as a going concern with its continuing Liquid Waste division focused on the liquid waste industry. Our plans to improve the cash flow from operations and reduce our debt level are discussed herein and include the steps shown below:

o continuing review of operating expenses in order to reduce our operating costs, including the integration of certain management and administrative functions,

o    managing working capital to improve cash flow from operating activities,

o    selling our Solid Waste and our EarthLiquids divisions,

o    refinancing certain existing debt, and

o    raising additional debt and equity capital.

         We can provide no assurance that we will be successful implementing the changes necessary to accomplish these objectives, or if we are successful, that the changes will help us improve our cash flow and reduce our debt.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2000 AND THREE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2000

         The results of operations are discussed in two sections: (i) historical results of continuing operations and (ii) historical results of discontinued operations. During the discussion of results of operations and liquidity and capital resources, references to 2001 and 2000 are for the nine- and the three-month periods ended September 30, 2001 and 2000, respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


         HISTORICAL RESULTS OF CONTINUING OPERATIONS

         Nine months ended September 30, 2001 versus nine months ended September 30, 2000

         A summary of the operating results for our continuing operations follows:

                                                          Nine months ended September 30,                        Change
                                           --------------------------------------------------------    --------------------------
                                                                                                                       As a % of
                                                           As a % of                     As a % of                        2000
                                               2001         revenue          2000         revenue         Amount         amount
                                           ------------    ----------    ------------    ----------    ------------    ----------
Revenues                                   $ 21,299,052         100.0%   $ 22,492,312         100.0%   $ (1,193,260)         (5.3)%

Expenses:
     Cost of operations                      13,934,979          65.4%     14,627,473          65.0%       (692,494)         (4.7)%
     Selling, general and administrative      7,879,102          37.0%      8,751,505          38.9%       (872,403)        (10.0)%
     Depreciation and amortization            1,187,325           5.6%      1,510,594           6.7%       (323,269)        (21.4)%
                                           ------------                  ------------                  ------------
          Operating expenses                 23,001,406         108.0%     24,889,572         110.7%     (1,888,166)         (7.6)%
                                           ------------                  ------------                  ------------

Operating loss                               (1,702,354)         (8.0)%    (2,397,260)        (10.7)%       694,906         (29.0)%

Interest expense                              6,266,417          29.4%      1,846,314           8.2%      4,420,103         239.4%
                                           ------------                  ------------                  ------------

Loss from continuing operations            $ (7,968,771)        (37.4)%  $ (4,243,574)        (18.9)%  $ (3,725,197)         87.8%
                                           ============                  ============                  ============

         Our decreased revenue for 2001 consists of an increase in revenue of $1.0 million as a result of our acquisition of our Vernon service center effective March 1, 2000 and a decrease in revenue of $2.2 million from the following lines of business:

             o    Septic pumping                                 $ (1.1) million

             o    Restaurant services                            $  0.7  million

             o    Plumbing and construction                      $ (1.5) million

             o    Bulk transfer                                  $ (0.7) million

             o    Other pumping services                         $  0.4  million

During 2001, we continued to see reduced demand for our septic pumping services from residential customers. While we believe that this may be in part due to lingering effects from ineffective yellow page advertising programs implemented in 2000 and modified in 2001, we also changed our business strategy in 2001 for this line of business. We eliminated our sales and marketing force that responsible for this line of business and focused on handling in bound calls from customers and on contacting customers by mail for renewal of their bi-annual or tri-annual residential pumping services. Our plumbing and construction business declined as we have focused this line of business on projects that meet our profitability targets. Our revenues from our bulk hauling line of business declined based on lower volumes, primarily in our Eagle, Pennsylvania market. Offsetting these declines was our growth in our restaurant grease trap services line of business. We increased the number of customers we serve as a result of successful direct selling efforts to local, regional and national restaurant customers. In addition, we increased our suction vacuum pumping services to commercial customers in 2001.

         Our cost of operations remained relatively constant, as a percentage of revenue, as we continued to actively manage our costs. Our costs of operations in dollars declined during 2001 as a result of lower revenue, lower volumes of gallons pumped and lower job costs for plumbing and construction projects. Our selling, general and administrative expenses increased both in

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


dollars and as a percentage of revenue. Our selling, general and administrative costs for our Liquid Waste division increased $0.3 million primarily as a result of the acquisition of our Vernon service center and in part due to higher insurance claim costs. Our corporate general and administrative costs decreased by $1.2 million primarily as a non-recurring costs for severance and asset recovery that were recorded in the second quarter of 2000.

         Our depreciation and amortization expense was lower in 2001 due to the fact that we recorded a permanent reduction in the carrying value of our intangible assets at the end of the fourth quarter of 2000, which significantly reduced the amount of amortization expense in 2001. Interest expense for 2001 is higher than for 2000 due in part to higher levels of debt in 2001, as a result of the acquisitions completed during the first quarter of 2000, and in part to a change in the method of allocating interest expense in 2001 among continuing and discontinued operations. In 2000, interest expense for continuing and discontinued operations was allocated based on the original cash investment in each division and line of business as adjusted for the cash flow after capital expenditures and interest generated by each division and line of business. In 2001, interest expense for discontinued operations was allocated based on the actual or expected cash sales prices for the discontinued operations using our average senior credit facility-lending rate. We allocated the remaining interest expense to our continuing operations. We have not provided for income taxes due to our operating losses, both for financial and tax reporting purposes.

         Three months ended September 30, 2001 versus three months ended September 30, 2000

         A summary of the operating results for our continuing operations follows:

                                                        Three months ended September 30,                         Change
                                           --------------------------------------------------------    --------------------------
                                                                                                                       As a % of
                                                           As a % of                     As a % of                        2000
                                               2001         revenue          2000         revenue         Amount         amount
                                           ------------    ----------    ------------    ----------    ------------    ----------
Revenues                                   $  7,316,612         100.0%   $  8,057,248         100.0%   $   (740,636)         (9.2)%

Expenses:
     Cost of operations                       4,939,120          67.5%      5,632,280          69.9%       (693,160)        (12.3)%
     Selling, general and administrative      2,999,592          41.0%      2,175,100          27.0%        824,492          37.9%
     Depreciation and amortization              459,935           6.3%        536,619           6.7%        (76,684)        (14.3)%
                                           ------------                  ------------                  ------------
          Operating expenses                  8,398,647         114.8%      8,343,999         103.6%         54,648           0.7%
                                           ------------                  ------------                  ------------

Operating loss                               (1,082,035)        (14.8)%      (286,751)         (3.6)%      (795,284)        277.3%

Interest expense                              2,594,959          35.5%        605,433           7.5%      1,989,526         328.6%
                                           ------------                  ------------                  ------------

Loss from continuing operations            $ (3,676,994)        (50.3)%  $   (892,184)        (11.1)%  $ (2,784,810)        312.1%
                                           ============                  ============                  ============


         Our revenues for 2001 decreased by $0.7 million as shown below by line of business:

             o    Septic pumping                                 $ (0.4) million

             o    Restaurant services                            $  0.4  million

             o    Plumbing and construction                      $ (0.3) million

             o    Bulk transfer                                  $ (0.5) million

             o    Other pumping services                         $  0.1  million

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


During 2001, we continued to see reduced demand for our septic pumping services from residential customers. While we believe that this may be due in part to lingering effects from ineffective yellow page advertising programs implemented in 2000 and modified in 2001, we also changed our business strategy in 2001 for this line of business. We eliminated our sales and marketing force that sold this line of business and focused on handling in bound calls from customers and on contacting customers by mail for renewal of their bi- or tri-annual residential pumping services. Our plumbing and construction business declined as we have focused this line of business on projects that meet our profitability targets. Our revenues from our bulk hauling line of business declined based on lower volumes, primarily in our Eagle, Pennsylvania market. Offsetting these declines was our growth in our restaurant grease trap services line of business. We increased the number of customers we serve as a result of successful direct selling efforts to local, regional and national restaurant customers. In addition, we increased our suction vacuum pumping services to commercial customers in 2001.

         Our cost of operations declined by 2.4%, as a percentage of revenue, as we reduced the level of less profitable plumbing and construction jobs and increased our restaurant grease trap service business. Our costs of operations in dollars declined during 2001 as a result of lower revenue, lower volumes of gallons pumped and lower job costs for plumbing and construction projects. Our selling, general and administrative expenses increased both in dollar amount and as a percentage of revenue. Our selling, general and administrative costs for our Liquid Waste division increased $0.2 million primarily as a result of increased personnel costs associated with an expansion of our sales and marketing force at our Vernon service center. Our corporate general and administrative costs decreased by $0.7 million primarily due to costs for executive personnel who were not hired in 2000 or did not receive a salary in 2000, severance and termination costs and higher insurance costs.

         Our depreciation and amortization expense was lower in 2001 due to the fact that we recorded a permanent reduction in the carrying value of our intangible assets at the end of the fourth quarter of 2000, which significantly reduced the amount of amortization expense in 2001. Interest expense for 2001 is higher than for 2000 due in part to higher levels of debt in 2001, due to the acquisitions completed during the first quarter of 2000, and in part to a change in the method of allocating interest expense in 2001 among continuing and discontinued operations. In 2000, interest expense for continuing and discontinued operations was allocated based on the original cash investment in each division and line of business as adjusted for the cash flow after capital expenditures and interest generated by each division and line of business. In 2001, interest expense for discontinued operations was allocated based on the actual or expected cash sales prices for the discontinued operations using our average senior credit facility-lending rate. We allocated the remaining interest expense to our continuing operations. We have not provided for income taxes due to our operating losses, both for financial and tax reporting purposes.

         HISTORICAL RESULTS OF DISCONTINUED OPERATIONS

         Summaries of the historical results of discontinued operations are presented below for each of the divisions included in our discontinued operations. The results of each division are discussed separately. We have not discussed the operating results of our Allen Tate division as this operation was sold in October 2000.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


         EARTHAMERICA DIVISION

         Nine months ended September 30, 2001 versus nine months ended September 30, 2000

         A summary of the operating results for the EarthAmerica division follows:

                                                          Nine months ended September 30,                        Change
                                           --------------------------------------------------------    --------------------------
                                                                                                                       As a % of
                                                           As a % of                     As a % of                        2000
                                               2001         revenue          2000         revenue         Amount         amount
                                           ------------    ----------    ------------    ----------    ------------    ----------
Revenues                                   $  8,983,488         100.0%   $ 15,610,443         100.0%   $ (6,626,955)        (42.5)%

Expenses:
     Cost of operations                       6,417,664          71.4%     10,517,516          67.4%     (4,099,852)        (39.0)%
     Selling, general and administrative      4,394,404          48.9%      6,200,062          39.7%     (1,805,658)        (29.1)%
     Depreciation and amortization              377,825           4.2%      1,111,903           7.1%       (732,078)        (65.8)%
                                           ------------                  ------------                  ------------
          Operating expenses                 11,189,893         124.6%     17,829,481         114.2%     (6,637,588)        (37.2)%
                                           ------------                  ------------                  ------------

Operating loss                               (2,206,405)        (24.6)%    (2,219,038)        (14.2)%        10,633          (0.5)%

Interest expense                                494,107           5.5%        956,225           6.1%       (462,118)        (48.3)%
                                           ------------                  ------------                  ------------

Loss from discontinued operations          $ (2,700,512)        (30.1)%  $ (3,175,263)        (20.3)%  $    472,751         (14.9)%
                                           ============                  ============                  ============


         Our revenues for 2001 decreased by $6.6 million as shown below by line of business:

             o    Septic pumping                                 $ (2.9) million

             o    Restaurant services                            $  1.8  million

             o    Plumbing and construction                      $ (5.9) million

             o    Other pumping services                         $  0.4  million

         During 2001, our revenues declined by $3.7 million due to loss of revenue related to the sale of our Pompano, Florida and Gainesville, Georgia service centers. The sales of these service centers accounted for approximately $1.1 million of the lower septic pumping revenues and $2.6 million of lower plumbing and construction revenues. In addition, during 2001, we continued to see reduced demand for our septic pumping services from residential customers. While we believe that this may be in part due to lingering effects from ineffective yellow page advertising programs implemented in 2000 and modified in 2001, we also changed our business strategy in 2001 for this line of business. We eliminated our sales and marketing force responsible for this line of business and focused on handling in bound calls from customers and on contacting customers by mail for renewal of their bi-annual or tri-annual residential pumping services. Our plumbing and construction business declined as we terminate this line of business in the Orlando, Florida market and we sold this line of business in our Pompano, Florida and Gainesville and Atlanta, Georgia markets. Offsetting these declines was our growth in our restaurant grease trap services line of business. We increased the number of customers we serve as a result of successful direct selling efforts to local, regional and national restaurant customers.

         Our cost of operations increased by 4.0%, as a percentage of revenue, primarily as a result of higher fuel, insurance and labor costs. Our costs of operations in dollars declined during 2001 as a result of lower revenue, lower volumes of gallons pumped and lower job costs for

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


plumbing and construction projects. In addition, certain of our costs of operations are fixed and represented a higher percentage of our lower revenue. Our selling, general and administrative expenses declined in dollar amount but increased as a percentage of revenue. While we reduced our sales and marketing efforts for the septic services line of business and reduced our personnel levels during 2001, our selling and marketing efforts are still affected by the remaining costs of our yellow page advertising programs for the septic services line of business, which advertising has been significantly reduced in the latter part of 2001. In addition, a certain portion of our selling, general and administrative costs is fixed and represented a larger percentage of our lower revenue.

         Our depreciation and amortization expense was lower in 2001 because of the accounting for the discontinued operations of this division. We have not recorded any depreciation and amortization expense since March 31, 2001, the measurement date for the sale of this division. Interest expense for 2001 is lower than for 2000 as a result of a change in the method of allocating interest expense in 2001 among continuing and discontinued operations. In 2000, interest expense for continuing and discontinued operations was allocated based on the original cash investment in each division and line of business as adjusted for the cash flow after capital expenditures and interest generated by each division and line of business. In 2001, interest expense for discontinued operations was allocated based on the actual or expected cash sales prices for the discontinued operations using our average senior credit facility-lending rate. We allocated the remaining interest expense to our continuing operations. We have not provided for income taxes due to our operating losses, both for financial and tax reporting purposes.

         Three months ended September 30, 2001 versus three months ended September 30, 2000

         A summary of the operating results for the EarthAmerica division follows:

                                                        Three months ended September 30,                         Change
                                           --------------------------------------------------------    --------------------------
                                                                                                                       As a % of
                                                           As a % of                     As a % of                        2000
                                               2001         revenue          2000         revenue         Amount         amount
                                           ------------    ----------    ------------    ----------    ------------    ----------
Revenues                                   $  2,052,265         100.0%   $  4,830,901         100.0%   $ (2,778,636)       (57.5)%

Expenses:
     Cost of operations                       1,594,054          77.7%      2,899,352          60.0%     (1,305,298)       (45.0)%
     Selling, general and administrative      1,351,790          65.9%      2,051,959          42.5%       (700,169)       (34.1)%
     Depreciation and amortization                                0.1%        390,853           8.1%       (388,885)       (99.5)%
                                           ------------                  ------------                  ------------
          Operating expenses                  2,945,844         143.6%      5,342,164         110.6%     (2,394,352)       (44.8)%
                                           ------------                  ------------                  ------------

Operating loss                                 (893,579)        (43.6)%      (511,263)        (10.6)%      (384,284)         75.2%

Interest expense                                156,857           7.6%        453,742           9.4%       (296,885)       (65.4)%
                                           ------------                  ------------                  ------------

Loss from discontinued operations          $ (1,050,436)        (51.3)%  $   (965,005)        (20.0)%  $    (87,399)        9.1%
                                           ============                  ============                  ============

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


         Our revenues for 2001 decreased by $2.8 million as shown below by line of business:

             o    Septic pumping                                 $ (0.8) million

             o    Restaurant services                            $  0.4  million

             o    Plumbing and construction                      $ (2.5) million

             o    Other pumping services                         $  0.1  million

         During 2001, our revenues declined by $1.8 million due to the loss of revenue related to the sale of our Pompano, Florida and Gainesville, Georgia service centers. The sales of these service centers accounted for approximately $0.4 million of the lower septic pumping revenues and $1.3 million of the lower plumbing and construction revenues. In addition, during 2001, we continued to see reduced demand for our septic pumping services from residential customers. While we believe that this may be in part due to lingering effects from ineffective yellow page advertising programs implemented in 2000 and modified in 2001, we also changed our business strategy in 2001 for this line of business. We eliminated our sales and marketing force responsible for this line of business and focused on handling in bound calls from customers and on contacting customers by mail for renewal of their bi- or tri-annual residential pumping services. Our plumbing and construction business declined as we terminated this line of business in the Orlando, Florida market. Offsetting these declines was our growth in our restaurant grease trap services line of business. We significantly increased the number of customers we serve as a result of successful direct selling efforts to local, regional and national restaurant customers.

         Our cost of operations increased by 17.7%, as a percentage of revenue, primarily as a result of higher fuel, insurance and labor costs. In addition, the costs of operations increased as a percentage of revenue as a certain portion of these costs are fixed and became a higher portion of the lower revenue. Our costs of operations declined in dollars during 2001 as a result of the sales of our Pompano, Florida and Gainesville, Georgia service centers as well as lower revenue, lower volumes of gallons pumped and lower job costs for plumbing and construction projects. Our selling, general and administrative expenses declined in dollar amount but increased as a percentage of revenue. While we reduced our sales and marketing efforts for the septic services line of business and reduced our personnel levels during 2001, our selling and marketing efforts are still affected by the remaining costs of our yellow page advertising programs for the septic services line of business, which advertising has been significantly reduced in the latter part of 2001. In addition, as with our cost of operations, a portion of the selling, general and administrative costs are fixed and represented a higher percentage of our lower revenue.

         Our depreciation and amortization expense was lower in 2001 because of the accounting for the discontinued operations of this division. We have not recorded any depreciation and amortization expense since March 31, 2001, the measurement date for the sale of this division. Interest expense for 2001 is lower than for 2000 as a result of a change in the method of allocating interest expense in 2001 among continuing and discontinued operations. In 2000, interest expense for continuing and discontinued operations was allocated based on the original cash investment in each division and line of business as adjusted for the cash flow after capital expenditures and interest generated by each division and line of business. In 2001, interest expense for discontinued operations was allocated based on the actual or expected cash sales prices for the discontinued operations using our average senior credit facility-lending rate. We allocated the remaining interest expense to our continuing operations. We have not provided for income taxes due to our operating losses, both for financial and tax reporting purposes.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


         EARTHLIQUIDS DIVISION

         Nine months ended September 30, 2001 versus nine months ended September 30, 2000

         A summary of the operating results for the EarthLiquids division follows:

                                                          Nine months ended September 30,                        Change
                                           --------------------------------------------------------    --------------------------
                                                                                                                       As a % of
                                                           As a % of                     As a % of                        2000
                                               2001         revenue          2000         revenue         Amount         amount
                                           ------------   ----------    ------------    ----------    ------------    ----------
Revenues                                   $ 28,662,373        100.0%   $ 24,925,417         100.0%   $  3,736,956          15.0%

Expenses:
     Cost of operations                      19,215,807         67.0%     15,585,334          62.5%      3,630,473          23.3%
     Selling, general and administrative      4,459,294         15.6%      4,813,249          19.3%       (353,955)         (7.4)%
     Depreciation and amortization              740,470          2.6%      1,956,359           7.8%     (1,215,890)        (62.2)%
                                           ------------                 ------------                  ------------
          Operating expenses                 24,415,571         85.2%     22,354,942          89.7%      2,060,628           9.2%
                                           ------------                 ------------                  ------------

Operating income                              4,246,802         14.8%      2,570,475          10.3%      1,676,328          65.2%

Interest expense                              2,307,959          8.1%      4,255,820          17.1%     (1,947,861)        (45.8)%
                                           ------------                 ------------                  ------------

Income (loss) from discontinued
     operations                            $  1,938,843          6.8%   $ (1,685,345)         (6.8)%  $  3,624,189        (215.0)%
                                           ============                 ============                  ============


         Revenue for the EarthLiquids division increased by $3.7 million, which consisted of a $3.5 million increase as a result of our acquisition of International Petroleum Corporation effective February 1, 2000 and a $0.2 million increase from EarthLiquids operating activities. During 2001, the volume of oil that we sold decreased by 7.7 million gallons or 19.8%, while the average price per gallon of the oil sold increased by $0.15 per gallon or 36.8%. Our cost of operations increased by $3.6 million, which consisted of an increase of $2.6 million relating to our acquisition of International Petroleum Corporation and an increase of $1.0 million due primarily to the increased cost of used oil purchases. As a percentage of revenue, our operating costs increased by 4.5% primarily as a result of the increased cost of oil purchases. Our selling, general and administrative costs declined by $0.4 million, which consisted of a $0.3 million increase due to the acquisition of International Petroleum Corporation and a reduction of $0.7 million primarily from integration of the operations of the Magnum and International Petroleum Corporation companies.

         Our depreciation and amortization expense was lower in 2001 because of the accounting for the discontinued operations of this division. We have not recorded any depreciation and amortization expense since March 31, 2001, the measurement date for the sale of this division. Interest expense for 2001 is lower than for 2000 as a result of a change in the method of allocating interest expense in 2001 among continuing and discontinued operations. In 2000, interest expense for continuing and discontinued operations was allocated based on the original cash investment in each division and line of business as adjusted for the cash flow after capital expenditures and interest generated by each division and line of business. In 2001, interest expense for discontinued operations was allocated based on the actual or expected cash sales prices for the discontinued operations using our average senior credit facility-lending rate. We allocated the remaining interest expense to our continuing operations. We have not provided for

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


income taxes due to our consolidated operating losses, both for financial and tax reporting purposes.

         Three months ended September 30, 2001 versus three months ended September 30, 2000

         A summary of the operating results for the EarthLiquids division follows:

                                                        Three months ended September 30,                         Change
                                           --------------------------------------------------------    --------------------------
                                                                                                                       As a % of
                                                           As a % of                     As a % of                        2000
                                               2001         revenue          2000         revenue         Amount         amount
                                           ------------    ----------    ------------    ----------    ------------    ----------
Revenues                                   $  8,461,422         100.0%   $  7,684,747         100.0%   $    776,675          10.1%

Expenses:
     Cost of operations                       5,690,687          67.3%      4,141,586          53.9%      1,549,101          37.4%
     Selling, general and administrative      1,442,427          17.0%      2,350,603          30.6%       (908,176)        (38.6)%
     Depreciation and amortization                               (5.8)%       686,369           8.9%     (1,179,167)       (171.8)%
                                           ------------                  ------------                  ------------
          Operating expenses                  7,133,114          78.5%      7,178,558          93.4%       (538,242)         (7.5)%
                                           ------------                  ------------                  ------------

Operating income                              1,328,308          21.5%        506,189           6.6%      1,314,917         259.8%

Interest expense                                778,144           9.2%      1,630,986          21.2%       (852,842)        (52.3)%
                                           ------------                  ------------                  ------------

Income (loss) from discontinued
     operations                            $    550,164          12.3%   $ (1,124,797)        (14.6)%  $  2,167,759        (192.7)%
                                           ============                  ============                  ============


         Revenue for the EarthLiquids division increased by $0.7 million, primarily as a result of an increase in the volume of oil sold of 0.4 million gallons offset by a reduction in the average price of oil sold by $0.09 per gallon or 16.3%. As a percentage of revenue, our operating costs increased by 13.4% primarily as a result of the increased cost of oil purchases. Our selling, general and administrative costs declined by $0.9 million, primarily due to reductions in personnel.

         Our depreciation and amortization expense was lower in 2001 because of the accounting for the discontinued operations of this division. We have not recorded any depreciation and amortization expense since March 31, 2001, the measurement date for the sale of this division. Interest expense for 2001 is lower than for 2000 as a result of a change in the method of allocating interest expense in 2001 among continuing and discontinued operations. In 2000, interest expense for continuing and discontinued operations was allocated based on the original cash investment in each division and line of business as adjusted for the cash flow after capital expenditures and interest generated by each division and line of business. In 2001, interest expense for discontinued operations was allocated based on the actual or expected cash sales prices for the discontinued operations using our average senior credit facility-lending rate. We allocated the remaining interest expense to our continuing operations. We have not provided for income taxes due to our consolidated operating losses, both for financial and tax reporting purposes.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


         SOLID WASTE DIVISION

         For purposes of providing a more meaningful comparison of operating results for our Solid Waste division, we are comparing the historical results of operations for 2001 with the pro forma results of operations for 2000, as if we had owned the Solid Waste division as of the beginning of 2000. We have included in the pro forma operating results for 2000 the following: (i) the historical operating results for the Solid Waste division for 2000; (ii) adjustments for depreciation and amortization expense; and (iii) adjustments to eliminate management fees paid to EarthCare by the predecessor company.

         Nine months ended September 30, 2001 versus nine months ended September 30, 2000

         A summary of the operating results for the Solid Waste division follows:

                                                         Nine months ended September 30,                          Change
                                           ----------------------------------------------------------    ------------------------
                                                                                                                        As a % of
                                                              As a % of                     As a % of                      2000
                                           2001 Historical     revenue     2000 Pro Forma    revenue       Amount         amount
                                           ---------------    ---------    --------------   ---------    -----------    ---------
Revenues                                   $    17,832,642        100.0%   $   13,483,226       100.0%   $ 4,349,416         32.3%

Expenses:
     Cost of operations                         12,278,237         68.9%        9,265,687        68.7%     3,012,550         32.5%
     Selling, general and administrative         2,040,159         11.4%        2,078,572        15.4%       (38,413)        (1.8)%
     Depreciation and amortization               1,391,199          7.8%          973,339         7.2%       417,860         42.9%
                                           ---------------                 --------------                -----------
          Operating expenses                    15,709,595         88.1%       12,317,598        91.4%     3,391,997         27.5%
                                           ---------------                 --------------                -----------

Operating income                                 2,123,047         11.9%        1,165,628         8.6%       957,419         82.1%

Interest expense                                 2,935,116         16.5%          752,787         5.6%     2,182,329        289.9%
                                           ---------------                 --------------                -----------

Income (loss) from discontinued
     operations                            $      (812,069)        (4.6)%  $      412,841         3.1%   $(1,224,910)      (296.7)%
                                           ===============                 ==============                ===========


         Revenue for the Solid Waste division increased by $4.3 million, which consisted of a $0.8 million increase as a result of our acquisition of Palm Environmental, a solid waste commercial collection operation in Palm Beach County, Florida, and a $3.5 million increase in revenues from our existing solid waste operations in the greater Tampa, Florida and surrounding counties. Of our 26.5% increase in revenue during 2001, approximately 25% was due to increased volume and 1.5% was due to pricing increases. Of our $3.5 million increase in revenue, we realized an increase of $1.0 million from our construction and demolition landfill site in Hillsborough County, Florida, $2.1 million from our commercial customers, primarily from permanent roll off and front-end collection services, and $0.4 million from our residential customers. Our cost of operations remained relatively constant as a percentage of revenue. Our cost of operations increased $0.7 million as a result of our acquisition of Palm Environmental and increased $2.3 million as a result of higher disposal, labor and operating costs relating to higher collection volumes from our commercial and residential customers. Our selling, general and administrative costs remained relatively constant in dollar amounts, while decreasing as a percentage of revenue, as we were able to increase our revenues without expanding our Solid Waste division's organization size.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


         Depreciation and amortization expense increased during 2001, in part due to the acquisition of Palm Environmental, but primarily due to additional equipment purchased during 2000 and 2001 to support the higher level of revenue. Interest expense increased in 2001 as a result of a higher level of debt for the Solid Waste division, primarily as a result of equipment notes, mortgages and bridge loan financing that was completed in 2000 and 2001. We have not provided for income taxes due to our consolidated operating losses, both for financial and tax reporting purposes.

         Three months ended September 30, 2001 versus three months ended September 30, 2000

         A summary of the operating results for the Solid Waste division follows:

                                                          Three months ended September 30,                         Change
                                            ----------------------------------------------------------    ------------------------
                                                                                                                         As a % of
                                                               As a % of                     As a % of                      2000
                                            2001 Historical     revenue     2000 Pro Forma    revenue       Amount         amount
                                            ---------------    ---------    --------------   ---------    -----------    ---------
Revenues                                    $     6,059,450        100.0%   $    4,746,427       100.0%   $ 1,313,023         27.7%

Expenses:
     Cost of operations                           4,422,695         73.0%        3,281,563        69.1%     1,141,132         34.8%
     Selling, general and administrative            685,469         11.3%          757,073        16.0%       (71,604)        (9.5)%
     Depreciation and amortization                  463,063          7.6%          345,651         7.3%       117,412         34.0%
                                            ---------------                 --------------                -----------
          Operating expenses                      5,571,227         91.9%        4,384,287        92.4%     1,186,940         27.1%
                                            ---------------                 --------------                -----------

Operating income                                    488,223          8.1%          362,140         7.6%       126,083         34.8%

Interest expense                                    789,020         13.0%          271,186         5.7%       517,834        191.0%
                                            ---------------                 --------------                -----------

Income (loss) from discontinued operations  $      (300,797)        (5.0)%  $       90,954         1.9%   $  (391,751)      (430.7)%
                                            ===============                 ==============                ===========

         Revenue for the Solid Waste division increased by $1.3 million, which consisted of a $0.3 million increase as a result of our acquisition of Palm Environmental, a solid waste commercial collection operation in Palm Beach County, Florida, and a $1.0 million increase in revenues from our existing solid waste operations in the greater Tampa, Florida and surrounding counties. Of our 19.8% increase in revenue during 2001, approximately 16% was due to increased volume and 3.8% was due to pricing increases. Of our $1.0 million increase in revenue, we realized an increase of $0.4 million from our construction and demolition landfill site in Hillsborough County, Florida, $0.5 million from our commercial customers, primarily from permanent roll off and front-end loading services, and $0.1 million from our residential customers. Our cost of operations remained relatively constant as a percentage of revenue. Our cost of operations increased $0.4 million as a result of our acquisition of Palm Environmental and increased $0.7 million as a result of higher disposal, labor and operating costs to support higher collection volumes from our commercial and residential customers. As a percentage of revenue, our costs of operations increased by 3.9% primarily as a result of higher labor costs. Our selling, general and administrative costs remained relatively constant in dollar amounts, while decreasing as a percentage of revenue, as we were able to increase our revenues without expanding our Solid Waste division's organization size.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


         Depreciation and amortization expense increased during 2001, in part due to the acquisition of Palm Environmental, but primarily due to additional equipment purchased during 2000 and 2001 to support the higher level of revenue. Interest expense increased in 2001 as a result of a higher level of debt for the Solid Waste division, primarily as a result of equipment notes, mortgages and bridge loan financing that was completed in 2000 and 2001. We have not provided for income taxes due to our consolidated operating losses, both for financial and tax reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW - OPERATING ACTIVITIES

         During the nine months ended September 30, 2001, we generated $1.7 million in cash for all our operating activities. We used $1.1 million in cash for our discontinued EarthAmerica, EarthLiquids and Solid Waste divisions. We generated $2.8 million in cash from our continuing Liquid Waste division and corporate operations. We incurred a loss of $8.0 million from our continuing operations. Our Liquid Waste division, comprising of the remaining operations of our former EarthAmerica division, generated adequate cash to fund its operating needs and our corporate operations. Our discontinued Solid Waste division generated adequate cash to fund its operating needs and service its debt. Our EarthLiquids and EarthAmerica divisions provided sufficient combined cash flow needed to fund their operating needs. The cash flows generated from our continuing and discontinued operations were adequate to service our debt.

         During the nine month period ended September 30, 2000, we used $8.1 million in cash for all our operating activities. We used $0.1 million in cash from our discontinued EarthAmerica, EarthLiquids and Solid Waste divisions and funded these needs with borrowings under our debt agreements. We used $8.0 million in cash for our continuing Liquid Waste and corporate operations. We incurred a loss of $4.2 million from our continuing operations.

         In order for EarthCare to continue to meet its current obligations prior to selling the EarthLiquids and Solid Waste divisions, the operating results and cash flows from its Solid Waste and EarthLiquids divisions must remain at or improve from the levels attained during the first nine months of 2001.

         During the nine month period ended September 30, 2001, we have generated cash from our discontinued operations to support the needs of our discontinued operations, to fund our corporate costs and to service interest payments on our debt. During the first nine months of 2001, we have continued to manage aggressively our working capital in order to help generate an adequate level of cash for operating needs and to service our debt. We have deferred certain capital expenditures that are not critical to support known revenue, maintenance or safety needs.

         Working capital deficiency

         As of September 30, 2001, we had a working capital deficiency of approximately $14.1 million. Because the fifth amendment to our senior credit facility requires us to sell our EarthLiquids and Solid Waste divisions, because we anticipate that we will sell these divisions during the next twelve months and because of our non-compliance with certain covenants in our senior credit facility, we have included the entire outstanding balance of our senior credit facility as current indebtedness. Our working capital deficiency includes $45.4 million of net assets from

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


our discontinued EarthAmerica, EarthLiquids and Solid Waste divisions and includes $48.9 million of debt outstanding under our senior credit facility.

         As of September 30, 2001, our accrued liabilities amounted to $10.4 million and included the following items that are not expected to be paid during 2001 or are intended to be refinanced during 2001 on a long-term basis, but have been classified as current liabilities for the reasons described:

o $2.0 million for insurance - which represents insurance premium assessments due as the result of insurance audits. We are currently negotiating a payment plan for this liability, which if successfully negotiated would allow us to repay this amount over two to four years.

o $2.5 million in accrued environmental remediation costs - which amount consists primarily of environmental liabilities accrued for as part of the acquisition of EarthLiquids' subsidiary, International Petroleum Corporation. At the time the purchase price was finalized, we recorded a reserve for the estimated remediation costs associated with various sites, as the amount was estimable and probable of being paid. We have not been able to determine when such liability will be discharged and, as a result, have included the liability as a current liability.

         If we are unable to refinance our debt obligations that are due in 2002, or if we are unable to defer the payment of our insurance or environmental liabilities mentioned above with cash during 2001 and 2002, and if the cash flows from our operating activities are not adequate to fund these cash requirements, we will be unable to maintain our current operations without obtaining alternate sources of debt or equity capital, significantly reducing our operating expense or selling certain of our operating assets. Although we intend to refinance some of our debt that is due during 2002 and we intend to defer cash payments on our insurance and environmental liabilities during 2001, we can provide no assurance that we will be able to do so.

         Assuming that we have completed the sale of our EarthLiquids and Solid Waste divisions, our company will consist of our Liquid Waste division and our corporate office. In order to continue our operations, we will be required to either amend our existing senior credit facility or seek new senior debt financing to finance our ongoing operations and our strategic and acquisition growth plans in the non-hazardous solid waste industry. We also intend to raise additional equity or debt capital to support our growth plans. We can provide no assurance that we will be able to raise the capital necessary to support our non-hazardous solid waste growth plans. If we are unable to raise the necessary capital we will continue to operate our Liquid Waste division and focus on internal growth funded by our operating cash flow. If our operating cash flow from our Liquid Waste division is not adequate to fund our internal growth, we will be required to reduce our operating expenses, most likely with personnel reductions and reductions in our corporate general and administrative expense. We may also be required to sell certain operating assets.

         CASH FLOW - INVESTING ACTIVITIES

         During the nine month period ended September 30, 2001, we used $3.1 million in cash for all our investing activities. We used $328,000 for capital expenditures for equipment for our Liquid Waste division and to transfer certain assets from our discontinued operations. We also received notes receivable of $925,000 relating to the sales of the Gainesville service center and the septic services business.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


         During the nine months ended September 30, 2001, we used $1.8 million of cash to fund the investing activities of our discontinued operations. We used $350,000 to acquire Palm Carting. We used $1.1 million for an inducement note receivable from LandComp in connection with a planned acquisition of this landfill company. We also used $745,000 as consideration to the LandComp shareholders for the option to acquire LandComp. We used $1.6 million for capital expenditures, primarily related to our Solid Waste division. We generated $2.0 million in cash from the sale of our service centers in Pompano, Florida and Gainesville, Georgia and our septic services business in Orlando, Florida.

         During the nine month period ended September 30, 2000, we used $49.8 million in cash for all our investing activities. We used $7.8 million in cash to acquire All County Resource Management Corporation, which became part of our continuing Liquid Waste division. We also used $2.1 million for capital expenditures, primarily the acquisition of trucks and trailers, for our Liquid Waste division.

         We used $38.3 million for our discontinued operations for business acquisitions and capital expenditures. We used $30.0 million in cash to acquire the International Petroleum Corporation companies from World Fuel Services. We used the $7.4 million principally for capital expenditures for our EarthAmerica and EarthLiquids divisions. We used $928,000 in cash to fund a note receivable for a deep injection well project that was part of our EarthAmerica division.

         CASH FLOW - FINANCING ACTIVITIES

         During the nine month period ended September 30, 2001, we generated $328,000 in cash from our financing activities. We repaid debt by a net amount of $3.1 million, primarily to reduce our senior credit facility.

         Our discontinued operations generated $3.4 million in cash from financing activities. We obtained $4.0 million in bridge loans for our Solid Waste division. In addition, we repaid $548,000 of our outstanding equipment and mortgage notes payable. We raised $2.5 million of cash through a private placement of the Sanders bridge loan, the proceeds from which were used to finance the note receivable to LandComp, to pay acquisition option fees to the LandComp shareholders and to provide working capital for Earth Resource Management of Florida. In April 2001, we completed the acquisition of a collection company in Florida and used $350,000 from the Sanders bridge loan to finance this acquisition. In April 2001, we obtained a $1.5 million bridge loan from Sagemark Capital and used the net proceeds plus funds generated by our operating activities to pay $1.75 million to World Fuel Services as settlement of an arbitration dispute.

         During the nine month period ended September 30, 2000, we generated $57.7 million in cash from our financing activities. We borrowed a net amount of $29.2 million under our senior credit facility. We completed the private placement of our 10% debentures and raised $1.0 million. We also completed a private placement of our 12% debentures and raised $20.0 million. The proceeds from borrowings under our senior credit facility and our 10% and 12% debentures were used to pay debt issuance costs and to finance our operating and investing activities during 2000. In addition, we raised $8.9 million in net cash proceeds from the sale of approximately 1,600,000 shares of common stock, which net proceeds were used to repay our senior credit facility ($5.0 million), a loan from Donald Moorehead ($1.8 million) and to fund our working capital needs ($2.1 million).

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


SEASONALITY AND INFLATION

         Our Liquid Waste division's operating results are subject to variations in the weather patterns in the Northeastern United States. Revenue and operating results will tend to be lower during the fourth quarter and first quarter of each year due to the effect of winter weather.

         Our discontinued EarthAmerica division's operating results are subject to variations in the weather patterns in the southern regions of the United States. Revenue and operating results will tend to be higher during the fourth and first quarter of each year due to the influx of seasonal inhabitants to this region in the fall and winter months. Revenue and operating results during the second, third and fourth quarters of each year will also be directly affected by the amount of rainfall in the region.

         Our discontinued EarthLiquids division is subject to variations in the prices of virgin and used oil products. Our pricing for our refined products varies in relation to the prices for virgin oil and natural gas products. To the extent that the pricing for virgin oil products varies over time, the revenues we generate from the sales of used oil products will also vary and may have a significant effect on the results of our operations.

         In addition, our cost to operate our vehicles in all our divisions is directly affected by the prices of diesel fuel, finished oil and other refined petroleum products.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Accounting for Business Combinations ("SFAS No. 141"), and Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and prohibits the pooling-of-interests method for business combinations initiated after June 30, 2001. According to SFAS No. 142, goodwill that arises from purchases after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 requires the continuation of the amortization of goodwill and all intangible assets through December 31, 2001, but provides that amortization of existing goodwill will cease on January 1, 2001. Entities must use their current goodwill impairment approach through December 31, 2001, and begin to apply the new impairment approach on January 1, 2002. EarthCare has six months from the date it initially applies SFAS no. 142 to test goodwill for impairment and any impairment charge resulting from the initial application of the new rule must be classified as the cumulative effect of a change in accounting principle. Thereafter, goodwill should be tested for impairment annually and impairment losses should be presented in the operating section of the income statement unless they are associated with a discontinued operation. In those cases, any impairment losses will be included, net of tax, within the results of discontinued operations.

         EarthCare will continue to use the purchase method of accounting for its business combinations in accordance with SFAS No. 141. Management does not expect that the adoption of SFAS Nos. 141 and 142 will have any impact on its consolidated financial statements in 2002 as the consolidated balance sheet at September 30, 2001 does not include any intangible assets.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for EarthCare beginning January 1, 2003. We have yet to determine the impact that the adoption of SFAS No. 143 will have on EarthCare's consolidated financial statements.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 133 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also required that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group_ is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate the entity's own assumptions about its use of the asset (group) and must factor in all available evidence. SFAS is effective for EarthCare for the quarter ending March 31, 2001. We have yet to determine the impact that the adoption of SFAS No. 144 will have on EarthCare's consolidated financial statements.

                                     ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Our senior credit facility and our Earth Resource Management of Florida senior debt bear interest rates that are based on the prime-lending rate, as published at various times by our banks. A portion of our combined outstanding balance of our senior credit facility and all our Earth Resource Management of Florida senior debt and amounted to approximately $44.8 million as of November 12, 2001. If the prime lending rate moves up or down by 1%, we will incur an increase or a decrease in annual interest expense of approximately $448,000. In addition, we are obligated to issue 100,000 shares of common stock for each month after April 2001 that the Sanders bridge loan is not fully repaid. To date we have issued 700,000 shares to the holders of the Sanders bridge loan. The remainder of our debt is set at fixed rates and is not subject to changes in interest rates.

         Under the terms of our Series A preferred stock and certain of our warrants, we are obligated, under certain conditions, to reduce the conversion price for these securities if we issued more than $1.0 million of common stock for less than $0.30 per share or we issued any convertible debt instrument or equity security with a conversion or exercise price of less than $0.30 per share. On September 28, 2001, we issued 3,607,164 shares of EarthCare's common stock to pay the interest due on our 12% debentures. As a result of this issuance, the conversion price for our Series A preferred stock and certain of our warrants was reduced to $0.30, the closing price on September 28, 2001, the date on which the number of shares was calculated. This change in conversion price from $1.05 to $0.30 increased the number of shares into which the Series A preferred stock may convert from 12,300,000 to 43,050,000. If the conversion price for the Series A preferred stock is lowered by $0.10 to $0.20, the number of shares that would be issued upon conversion of the Series A preferred stock is 64,575,000, an increase of 21,525,000 shares or 50%.

         Our Sagemark loan contains conversion rights that allow the holder to convert the face amount of this instrument, $1,500,000, into our common stock at a conversion price of $0.30. If the holder elects to convert this debt instrument, we would be obligated to issue 5,000,000 additional shares of common stock. The conversion price is protected against dilution. If the conversion price were lowered by $0.10 to $0.20 then we would be obligated to issue 7,500,000 shares of common stock if the holder elected to convert this debt instrument, which represents an increase of 2,500,000 shares or 50.0%.

         Our 12% debentures provide for semi-annual payments of interest at 12%, payable in shares of our common stock on March 30 and September 30. On September 28, 2001, we determined that 3,607,124 shares of our common stock be required for the first interest payment on our 12% debentures at a market value per share of $0.30. These shares were issued on September 28, 2001. If the market price of our common stock remains at $0.30 on March 31, 2002, the next date when an interest payment is due on the 12% debentures, we will be obligated to issue 4,000,000 shares on or shortly after March 31, 2002. If the market price of our common stock is $0.10 lower on March 31, 2002 or $0.20, we will be obligated to issue 6,000,000 shares of our common stock for the next interest payment, an increase of 2,000,000 shares or 50%.

         We have 1,375,435 warrants outstanding as of September 30, 2001 with an exercise price of $1.05 per common share and dilution protection. If we reduce the conversion price on any of our convertible securities or we issue common stock at a price less than $1.05, the exercise price of the warrants will be reduced to the new conversion or issuance price.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         Except as noted below, there have been no significant changes to ongoing litigation matters since the filing of our Annual Report on Form 10-K/A on or about July 9, 2001. Additionally, from time to time, EarthCare is or may become involved in litigation and claims arising out of the ordinary course of business.

         On July 10, 2001, one of our subsidiaries, EarthCare Company of New York, was sued by Americos Costa and Maria Costa in the Supreme Court of Nassau County, New York, alleging damages resulting from an accident in January 2001 involving a truck driven by one of our employees. The Costas have sued for $12.0 million in damages. While we believe that the legal costs and damages, if any are awarded, are covered by our existing insurance policies, we cannot be assured that the insurance companies will pay for such costs and damages. This lawsuit is in its early stages. We have responded to the claim for damages; however discovery and deposition procedures have not yet commenced.


ITEM 2 - CHANGES IN SECURITIES

         None.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         On November 13, 2001, we executed a fifth amendment to our senior credit facility with our senior lenders. As part of the fifth amendment, we have agreed that we would sell: (i) our Solid Waste division by December 31, 2001;
(ii) our EarthAmerica by November 15, 2001; (ii) our portable toilet line of business in New Jersey by April 30, 2002; (iii) our EarthLiquids division by December 31, 2001; and (iv) the remaining units of our former EarthAmerica division, which now comprise our Liquid Waste division by April 30, 2002. In addition, we are required to maintain monthly EBITDA (earnings before interest, taxes, depreciation and amortization) of $300,000 beginning in October 2001. We also agreed to pay our senior lenders fees of $800,000 relating to the third and fourth amendments. Our senior lenders have also agreed to defer interest payments equal to 1 1/2% of our outstanding senior credit facility until we have sold our EarthLiquids division.

         Since we are required to use the proceeds from the sale of our divisions to repay our senior credit facility and since we expect these sales to be completed during the next twelve months, we have classified the outstanding balance under our senior credit facility as a current liability. If we are unable to complete these sales by the required dates in the fifth amendment, we will be required to explore other sources of financing to repay our senior credit facility. Other sources of financing would include refinancing our senior credit facility by seeking new debt or equity financing.

         Our senior lenders also waived our lack of compliance with the monthly EBITDA requirement, our inability to sell our divisions by the dates required in the fourth amendment and the lack of adequate levels of collateral from Donald Moorehead and Raymond Cash. As part of the fourth amendment, we agreed to pay interest to the banks at prime plus 3%. The prime rate as of November 13, 2001 is 5.0%. Payment of interest at prime plus 1.5% is due in cash at the end of each month, while the payment of interest at 1.5% is deferred until we sell our EarthLiquids division. Following the sale of our EarthLiquids division, payment of interest at prime plus 3% is required each month. The fees to the banks for the third and fourth amendments, amounting to $800,000, are deferred until we complete the sale of the EarthLiquids division.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held the Annual Meeting of our shareholders on October 11, 2001 at our corporate offices in Dallas, Texas. Proxies were solicited by our Board of Directors pursuant to Regulation 14A under the Securities Exchange Act of 1934. Out of a total of 61,202,961 shares of our outstanding voting capital stock, including shares of our Series A preferred stock that vote with our common stock on an as converted basis, 54,897,955 shares were present in person or by proxy representing 89.7% of the voting shares. Shareholders who owned preferred stock and common stock as of August 15, 2001 voted on the following proposals:

                                                                        Shareholder votes
                                                           -------------------------------------------
Proposals presented to shareholders                           For             Against          Abstain
                                                           ----------         -------          -------
1. Election of director for term expiring in
   2004 - Donald F. Moorehead, Jr.................         54,886,377           1,001           10,577


2. Election of director for term expiring in 2003 -
   William W. Solomon, Jr.........................         54,796,172          91,206           10,577


ITEM 5 - OTHER INFORMATION

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
                                AND RISK FACTORS

         You should carefully consider the risks described below regarding the sale of our EarthLiquids division and our business following the sale of our EarthLiquids division, together with all the other information included in this Form 10-Q. If any of the following risks actually occur, our business, financial condition or results of operations could be materially harmed. If our business is harmed, the trading price of our common stock could decline and you could lose all or part of your investment.

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

         WE HAVE BEEN AND MAY CONTINUE TO BE UNABLE TO COMPLETE THE DISPOSITION OF OUR EARTHLIQUIDS, EARTHAMERICA, SOLID WASTE OR LIQUID WASTE DIVISIONS IN THE TIME REQUIRED UNDER OUR SENIOR CREDIT FACILITY, WHICH COULD RESULT IN THE LOSS OF YOUR COMMON STOCK INVESTMENT.

         Our senior credit facility, as currently in effect, requires that we sell our EarthLiquids division by December 31, 2001,that we sell our Solid Waste division by December 31, 2001 and that we sell our Liquid Waste division by April 30, 2002. We did not sell these divisions by the dates required in our fourth amendment. On October 30, 2001, we sold our EarthAmerica division. Our failure to sell our remaining divisions by the dates required in the fifth amendment will be a default under our senior credit facility.

         A default under our senior credit agreement gives our senior lenders the right to accelerate the payment of all amounts due under our senior credit agreement. We do not have the financial resources to pay our senior lenders.

         We cannot be assured that our senior lenders will agree to amend in the future our senior credit facility on satisfactory terms or at all. In addition, we may not be able to complete the sale of the EarthLiquids division on the terms described in a proxy statement that has been filed with the Securities and Exchange Commission or at all. While we are not aware of any matters that may prevent us from completing the sales of the EarthLiquids or the Solid Waste divisions, matters may arise that will prevent us from completing this transaction. These matters may include the findings from the due diligence review by USFilter relating to their planned purchase of the EarthLiquids division.

         We have signed a letter of intent to sell our Solid Waste division to an affiliate of Donald F. Moorehead, Jr., our chairman, chief executive officer and majority stockholder.

         Prior to April 30, 2002, we intend to attempt to refinance our remaining indebtedness under our senior credit facility and retain the Liquid Waste division as our continuing operations. We cannot assure you that we will sell our EarthLiquids or Solid Waste divisions, or that we can obtain debt or equity financing to replace our senior credit facility on satisfactory terms or at all. If we are unable to refinance our senior credit facility, we will be required to sell our Liquid Waste division, which would be our only remaining operating division following the sale of our EarthLiquids and Solid Waste divisions. We do not expect that the proceeds obtainable at this time from the sales of the EarthLiquids and Solid Waste division would be sufficient to retire all existing indebtedness of EarthCare and its subsidiaries. Accordingly, if we were unable to obtain debt or equity financing to replace our senior credit facility, our would likely lose all of their investment in our common stock.

         IF WE DO NOT OBTAIN THE CONSENT OF THE HOLDERS OF OUR 10% AND 12% DEBENTURES, WE MAY BE UNABLE TO COMPLETE THE DISPOSITION OF OUR EARTHLIQUIDS DIVISION, AND WE WOULD BE IN DEFAULT UNDER OUR SENIOR CREDIT FACILITY.

         The sale of our EarthLiquids division may be deemed to require the consent of the holders of two-thirds of the aggregate principal amount of each of our 10% debentures and our 12% debentures. The 12% debentures are held by Mr. Moorehead, Mr. Cash and certain of their affiliates. Mr. Moorehead and Mr. Cash have orally indicated they intend to consent to the

EarthLiquids sale. To obtain the consent of the holders of our 10% debentures, approximately 44% of which are held by Mr. Moorehead, Mr. Cash, their affiliates and their family members, we plan to offer full ratchet anti-dilution protection to the holders of these debentures for a period of 18 months commencing on the date of the closing of the sale of the EarthLiquids division. There can be no assurance that we will obtain the consents of the number of holders of our debentures that may be deemed to be necessary to permit the sale of our EarthLiquids division. If we do not obtain the consent of the holders of our 10% and 12% debentures, we either will be in default under our senior credit facility if we do not proceed with the sale of our EarthLiquids division or we may be deemed to be in default under our 10% and 12% debentures if we do proceed with the sale.

         WE HAVE BEEN UNABLE IN THE PAST, AND MAY BE UNABLE IN THE FUTURE, TO COMPLY WITH FINANCIAL COVENANTS AND OTHER CONDITIONS OF OUR SENIOR CREDIT FACILITY, WHICH WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

         We have not paid our senior lenders $800,000 in fees and approximately $155,000 in deferred interest, which amounts were due on the earlier of September 30, 2001 or when we sold our EarthLiquids division. Our senior credit facility also requires us to comply with certain financial covenants and other covenants relating to the delivery of collateral. For each of the last seven quarters, we have not complied with certain of these covenants. We did not meet the minimum monthly EBITDA requirements for the third quarter of 2001. As a result of all of these matters, during 2000 and 2001, as part of each of the first, second, third, fourth and fifth amendments to our senior credit facility, we have sought and obtained waivers from our senior lenders for our lack of compliance with these covenants. We have entered into a fifth amendment to our senior credit facility, which includes a minimum monthly EBTIDA requirement of $300,000 per month, subject to adjustment following the sales of our. We cannot assure you that we will meet the monthly EBITDA requirements or that we will be able to sell our divisions by the dates required. If we are unable to meet these requirements, we will again be in default under our senior credit facility.

         Our failure to comply with the terms of our senior credit facility could allow our senior lenders to accelerate the date for repayment of all amounts incurred under our senior credit facility, which would materially and adversely affect our business and your investment in our stock.

         Following the sale of our EarthAmerica, EarthLiquids and Solid Waste divisions, our operations will consist of our Liquid Waste division, comprised of service centers of our former EarthAmerica division located in Eagle, Pennsylvania, Deer Park, New York and Vernon, New Jersey; and our corporate office. Under these circumstances, we expect to have approximately $17.5 million to $20.0 million of debt outstanding under our senior credit facility with annual interest expense, payable monthly, of approximately $1.4 million to $1.6 million. We currently pay interest monthly under our senior credit facility at the rate of prime (5.0% at November 13, 2001) plus 1.5%. In addition, additional interest of 1.5% has been deferred until the sale of our EarthLiquids division. The cash flow from our Liquid Waste division is expected to be sufficient over the remainder of 2001 and 2002 to cover interest payments on our senior credit facility and to cover our corporate costs.

         WE HAVE A HISTORY OF NET LOSSES AND MAY NOT EVER ACHIEVE PROFITABILITY.

         We have experienced operating losses since our inception, and, as of September 30, 2001, we had an accumulated deficit of approximately $111.5 million. We incurred a net loss of approximately $42.6 million on the planned sale of our discontinued EarthAmerica, EarthLiquids and Allen Tate operations. During the nine months ended September 30, 2001 and 2000, we incurred a loss from our discontinued operations of $0.7 million and $5.9 million, respectively, and a loss from our continuing operations of $8.0 million and $4.2 million, respectively. We cannot provide assurance that we will actually achieve profitability.

         THE SALE OF OUR SOLID WASTE DIVISION COULD BE THE SUBJECT OF LEGAL PROCEEDINGS INSTITUTED BY OUR CREDITORS TO ENJOIN THE SALE.

         Under the Uniform Fraudulent Transfer Act, which has been adopted (with minor amendments) by the State of Texas and which law, under applicable conflicts of law principles, may apply to this transaction, a transfer is fraudulent as to a creditor (1) if the debtor made the transfer with the actual intent to hinder, delay or defraud any creditor, (2) if the debtor does not receive reasonably equivalent value in exchange for the transfer, and the debtor either (a) was engaged or about to engage in a business or a transaction for which the remaining assets of the debtor were unreasonably small in relation to the business or transaction; or (b) intended to incur, or believed or reasonably should have believed that the debtor would incur debts beyond the debtor's ability to pay as they become due; or (3) if the transfer was made to an insider for an antecedent debt, the debtor was insolvent at that time, and the insider had reasonable cause to believe that the debtor was insolvent. A debtor is insolvent if the sum of the debtor's debts is greater than all of the debtor's assets at a fair valuation. A debtor who is generally not paying its debts as they come due is presumed to be insolvent.

         A creditor who believes itself harmed or potentially harmed by an alleged fraudulent transfer under the Uniform Fraudulent Transfer Act, including a transfer to an insider, may, subject to applicable principles of equity and in accordance with applicable rules of civil procedure, seek an injunction against disposition by the debtor of an asset proposed to be transferred, seek the appointment of a receiver to take charge of the asset transferred or seek other relief as the circumstances may require.

         General Waste may be an insider (as defined under Uniform Fraudulent Transfer Act) of EarthCare. No assurance can be given that a creditor of EarthCare would not file a lawsuit and ask a court to stop the sale of the Solid Waste division, or ask the judge for other relief or that any such request by a creditor, if made, would not be granted.

         WE HAVE RECENTLY CHANGED OUR OPERATING STRATEGY AND MAY BE UNABLE TO PURSUE OTHER ACQUISITIONS.

         During the third quarter of 2000, our management group and board of directors decided to focus our future management and financial resources principally on the non-hazardous solid waste industry. Due to requirements imposed by our senior lenders, we must sell our Solid Waste division, and have signed a letter of intent to sell our Solid Waste division to General Waste Corporation, a private company owned by our chairman, Mr. Moorehead. In addition, we have sold our EarthAmerica division and are in the process of selling our EarthLiquids division as required by the terms of our senior credit facility. Following these sales, we intend to attempt to refinance our remaining indebtedness under our senior credit facility and retain our Liquid Waste division. If we are unable to refinance our senior credit facility, we will be required to sell our Liquid Waste division, which would be our only remaining operating division following the sale of our EarthLiquids and Solid Waste divisions.

         While we intend to continue looking for other acquisition opportunities, there can be no assurance that we will be able to identify satisfactory opportunities or finance those opportunities in the future. In addition, the EarthLiquids stock and asset purchase agreement and the EarthAmerica asset purchase agreement will restrict our ability to compete in the used oil and oily wastewater industry and the restaurant and food service industry for a period of five years.

         THE NUMBER OF OUR PRESENTLY AUTHORIZED SHARES OF COMMON STOCK IS NOT SUFFICIENT TO MEET OUR OUTSTANDING OBLIGATIONS TO ISSUE COMMON STOCK AND DOES NOT PERMIT US TO RAISE ADDITIONAL CAPITAL THROUGH THE ISSUANCE OF COMMON STOCK.

         Our articles of incorporation currently authorize the issuance of 70,000,000 shares of common stock. As of November 13, 2001, we had issued and outstanding 22,080,125 shares of common stock and 12,915,000 shares of Series A preferred stock. In addition, a total of 902,329 shares of common stock are reserved for issuance under our stock-based compensation plans. We also have a number of commitments to issue common stock in connection with our 10% debentures, 12% debentures, Series A preferred stock, bridge loans and warrants. Based on the foregoing, as of November 13, 2001, we have outstanding, or are presently obligated to issue, up to an aggregate of 91,532,173 shares of common stock, or more than 21,000,000 shares in excess of the number of shares authorized by our certificate of incorporation. We have filed a preliminary proxy with the Securities and Exchange that includes a proposal to our stockholders to increase our authorized capital requires an amendment to our certificate of incorporation, which must be approved by our stockholders. If the proposed amendment to our certificate of incorporation is not approved, we may be forced to default on some of our obligations to issue common stock, which could accelerate the obligations to reduce debt and result in lawsuits against EarthCare. In addition, if we do not increase the number of shares available for issuance, we will not be able to issue common stock in the future to fund our operations or future obligations.

         If the Solid Waste division is sold on the terms of the letter of intent described in this proxy statement, the number of shares of common stock outstanding, together with the obligation to issue additional shares, as of November 13, 2001 would be approximately 43,500,000, or more than 27,500,000 less than the 70,000,000 shares of common stock authorized by our certificate or incorporation.

         AS A RESULT OF OUR CAPITAL STRUCTURE, AS IT EXISTS NOW AND AS A RESULT OF CONCESSIONS WE PLAN TO OFFER THE HOLDERS OF THE 10% DEBENTURES TO OBTAIN THEIR CONSENT TO THE SALE OF THE EARTHLIQUIDS DIVISION, YOU MAY SUFFER SUBSTANTIAL DILUTION.

         Our stockholders have experienced, and may continue to experience, substantial dilution. As of November 13, 2001, we have 22,080,125 shares of our common stock outstanding. Our authorized capital consists of 70,000,000 shares of common stock and 30,000,000 shares of preferred stock. The terms of many of our securities include anti-dilution protections that reduce the conversion or exercise price for the security upon each issuance of shares of our common stock or securities convertible into shares of our common stock at a price less than the conversion or exercise price of the protected security. The terms of other securities provide for payment in shares of common stock based on recent market prices for our stock.

         o We have issued warrants to purchase 2,430,410 shares of our common stock, at a current weighted average exercise price per share of $1.36, with either weighted average or full-ratchet anti-dilution protection.

         o We have issued 12,915,000 shares of our Series A preferred stock, with original conversion prices of $3.125 and $2.438 per share. At the current conversion price of $.30 per share, we would be obligated to issue 43,050,000 shares of our common stock upon conversion. If we issue common stock with an aggregate market value of more than $1.0 million and for less than $0.30 per share, or we issue any convertible debt instrument or equity security with a conversion or exercise price of less than $0.30 per share, the conversion price for our Series A preferred stock will be reduced as a result of these provisions. If the conversion price were reduced to $.20 per share, we would be obligated to issue an additional 21,525,000 shares of our common stock. If the contemplated sale of our Solid Waste division closes in accordance with the terms currently proposed, we will only have an obligation to issue 1,000,000 shares if the holders of our Series A preferred stock, with a stated value of $300,000, elect to convert the Series A preferred stock to common stock.

         o We have issued $20,000,000 of our 12% debentures. Our 12% debentures provide for semi-annual payments of interest at 12% per year, payable in shares of our common stock at the end of March and September of each year. The number of common shares issued is determined by dividing the interest payable by the closing price of our common stock on the day the interest is paid. On September 28, 2001, we issued 3,607,164 shares of our common stock as the second interest payment on our 12% debentures at a market value per share of $0.30. If the market price of our common stock is $0.10 lower at the time of the next scheduled interest payments at the end of March and September 2002, we will be obligated to issue approximately four million additional shares above the approximately eight million shares we would issue if the market price per common share remained at the $0.30 price from the end of September 2001. If the contemplated sale of our Solid Waste division closes in accordance with the terms of the letter of intent described in this proxy statement, the amount of outstanding 12% debentures will decrease by 30.1%, or by $6.0 million in aggregate principal amount, and our obligation to issue common stock as interest payments will decrease proportionately.

         o We have issued $17,976,984 of our 10% debentures. Our 10% debentures provide for quarterly payments of interest at the rate of 10% per year. From the closing through October 2001, interest is payable in kind by issuing additional 10% debentures. From October 2001 to October 2003, interest may be paid in cash only if permitted by our senior lenders. For the last three years, interest is payable in cash. The holders of the 10% debentures may convert their debentures into shares of our common stock at a rate of $1.05 per share. Based on the balance of the 10% debentures at September 30, 2001, they would receive 17,120,937 shares of our common stock if all the holders converted their 10% debentures. To obtain the consent of the holders of our 10% debentures to the proposed sale of our EarthLiquids division described in this proxy statement, we plan to offer full ratchet anti-dilution protection to the holders of these debentures for a period of 18 months commencing on the date of the closing of the sale of the EarthLiquids division. Under these circumstances, if we issue any additional shares of our common stock at a price less than $1.05 during the applicable 18-month period, the number of shares that the holders of our 10% debentures would receive upon conversion would increase. For example, if we issued shares at $0.30 per share during the applicable 18-month period, based on the balance of the 10% debentures at September 30, 2001, the holders would receive 59,923,280 shares of our common stock if all the holders converted their 10% debentures.

         o In connection with our acquisition of a solid waste collection company in Palm Beach County, Florida and with our planned acquisition of a landfill company in Illinois, Sanders Morris Harris provided $2,500,000 in bridge financing. Pursuant to the terms of the bridge loan, we are obligated to issue 100,000 shares of our common stock to the holders of the bridge loan for each month that the bridge loan is not repaid in full. To date, we have issued 700,000 shares to the holders of the bridge loan under this obligation.

         o We have issued options to acquire 902,329 shares of common stock at weighted average exercise price of $10.15 per share. We have an additional 897,671 shares reserved for issuance under our stock option plans.

         o Our stockholders will also experience dilution if we issue common stock as consideration for acquisitions or if we conduct primary public or private offerings of our common stock.

         WE MAY NOT HAVE ENOUGH CAPITAL OR BE ABLE TO RAISE ENOUGH ADDITIONAL CAPITAL ON SATISFACTORY TERMS TO MEET OUR CAPITAL REQUIREMENTS.

         Our continued operations will require additional capital. We currently have no capacity under our existing credit facilities. As a result, we will seek to refinance remaining indebtedness and to locate additional sources of debt or equity financing. If we seek more debt financing, our interest expense will increase and we may have to agree to financial covenants that limit our operations and financial flexibility. We may not be able to issue equity securities on favorable terms or at all. If we are successful in raising more equity, we will dilute the ownership interests of our then-existing stockholders.

         WE HAVE A LIMITED OPERATING HISTORY AND AN ABSENCE OF COMBINED OPERATING HISTORY.

         We were organized in 1997 and began active operations at that time. As a result, we have very little operating history as an integrated non-hazardous liquid waste company to which investors may look to evaluate our performance. Since we began operations, we have completed twenty acquisitions. We have experienced operating losses since our inception and as of September 30, 2001, we have had an accumulated deficit of $111.4 million. We cannot assure you that we will be able to effectively manage the combined entity or to effectively implement an acquisition program or internal growth strategy.

         WE DEPEND ON THE SERVICES OF THE MEMBERS OF OUR SENIOR MANAGEMENT TEAM AND THE DEPARTURE OF ANY OF THOSE PERSONS MIGHT MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL RESULTS.

         We are dependent on the services of management and key personnel and we believe that our success will depend upon the efforts and abilities of management and such key personnel. Furthermore, we may be dependent on the management and key personnel of companies that we may acquire in the future. If any of these individuals do not continue in their position with us or if we are unable to attract and retain other skilled employees, our business, financial condition and operating results may be affected materially. The competition for qualified personnel is intense and we cannot assure you that we will be able to continue to hire and retain sufficiently qualified management and key personnel needed to operate our businesses successfully. We do not currently maintain any "key man" life insurance on any of our senior managers.

         Upon the closing of the contemplated sale of our Solid Waste division on the terms of the letter of intent described in this proxy statement General Waste will assume EarthCare's employment agreement with Harry Habets, EarthCare's President and Chief Operating Officer, will leave EarthCare to join General Waste. In addition, our Chairman, Mr. Moorehead will spend approximately 20% of his time on matters relating to General Waste.

         WE COMPETE FOR ACQUISITION CANDIDATES WITH OTHER PURCHASERS, MOST OF WHICH HAVE GREATER FINANCIAL RESOURCES THAN EARTHCARE.

         Other companies have adopted, or possibly will adopt, our strategy of acquiring and consolidating regional and local non-hazardous liquid businesses. We expect that increased consolidation in the non-hazardous liquid waste industries will increase competitive pressures. Increased competition for acquisition candidates may make fewer acquisition opportunities available to us and may cause us to make acquisitions on less attractive terms, such as higher purchase prices. Acquisition costs may increase to levels beyond our financial capability or to levels that would adversely affect our operating results and financial condition. Our ongoing ability to make acquisitions will depend in part on the relative attractiveness of our common stock as consideration for potential acquisition candidates. This attractiveness may depend largely on the relative market price and capital appreciation prospects of our common stock compared to the common stock of our competitors. If the market price of our common stock were to remain at current levels, we could find it difficult to make acquisitions on attractive terms.

         WE FACE SIGNIFICANT COMPETITION IN THE MARKETS IN WHICH WE OPERATE.

         We compete with a significant number of other non-hazardous solid and liquid waste companies. We compete primarily on the basis of proximity to collection operations, fees charged and quality of service. We also compete with other disposal sites. Future technological changes and innovations may result in a reduction in the amount of non-hazardous liquid waste generated or in alternative methods of treatment and disposal being developed. We also compete with customers who may seek to enhance or develop their own methods of disposal. We may be at a disadvantage competing against other companies that are better capitalized, have greater name recognition, have more background and experience, have greater financial, technical, marketing and other resources and skills, have better facilities or are able to provide services or products at a lower cost than us.

         We also compete with counties, municipalities and other waste districts that maintain their own waste collection and disposal operations. These operators may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing.

         The highly fragmented non-hazardous liquid and solid waste industries have low barriers to entry, and we may not be able to penetrate existing markets. Even if we are successful at penetrating the markets in which we operate and implementing our new programs, we cannot be assured that new competitors will not enter the markets. If we are not able to compete effectively in the markets in which we operate, we could suffer material and adverse effects on our business and financial results.

         EXTENSIVE AND EVOLVING ENVIRONMENTAL LAWS AND REGULATIONS MAY ADVERSELY AFFECT OUR BUSINESS.

         Environmental laws and regulations have been enforced more and more stringently in recent years because of greater public interest in protecting the environment. These laws and regulations impose substantial costs on us and affect our business in many other ways. In addition, federal, state and local governments may change the rights they grant to and the restrictions they impose on liquid waste services companies, and some changes could have a material adverse effect on us.

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

         We derive a substantial portion from our Liquid Waste division from services provided under municipal contracts and other commercial contracts on which we bid. We also intend to continue to bid on additional municipal contracts and commercial agreements. Many of these will be subject to competitive bidding at some time in the future. However, we may not be the successful bidder. In addition, some of our customers may terminate their contracts with us before the end of the contract term. If we were not able to replace revenues from contracts lost through competitive bidding or early termination or from the renegotiation of existing contracts with other customers within a reasonable time period, the lost revenues could materially and adversely affect our business and financial results.

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

         WE MAY BE UNABLE TO OBTAIN AND MAINTAIN LICENSES OR PERMITS AND ZONING, ENVIRONMENTAL AND/OR OTHER LAND USE APPROVALS THAT WE NEED TO OWN AND OPERATE OUR SITES.

         These licenses or permits and approvals are difficult and time-consuming to obtain and renew, and elected officials and citizens' groups frequently oppose them. Failure to obtain and maintain the permits and approvals we need to own or operate our non-hazardous liquid waste sites, including increasing their capacity, could materially and adversely affect our business and financial condition.

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

         OUR STOCKHOLDERS MAY NOT APPROVE THE PROPOSALS TO SELL OUR EARTHLIQUIDS DIVISION AND TO INCREASE THE NUMBER OF AUTHORIZED COMMON SHARES TO 200,000,000.

         We have received oral indications from Mr. Moorehead, our chairman, chief executive officer and majority stockholder, Mr. Cash, our former vice chairman, and certain affiliates of Mr. Moorehead, that they intend to vote their shares in favor of these proposals. These stockholders represent approximately 83% of the current voting power. If the closing of the sale of the Solid Waste division on the terms of the Letter of Intent described in this proxy statement occurs prior to the special meeting, these stockholders will represent approximately 60% of the voting power. We do not have binding agreement from Mr. Moorehead, Mr. Cash or their affiliates to vote in favor of the proposals, and we cannot assure you that they will vote in favor of the proposals. If Moorehead, Mr. Cash and their affiliates fail to vote in favor of the proposals, we will be unable to complete the EarthLiquids sale in accordance with the requirement imposed by our senior lenders or increase the authorized capital stock of our company.

         OUR EXECUTIVE OFFICERS AND DIRECTORS CONTROL 85% OF THE VOTING POWER FOR EARTHCARE.

         As of November 13, 2001, our executive officers and directors control 85% of the voting power of our common and preferred stock. As a result, this group may be able to control matters requiring the approval of a majority of the stockholders, such as election of directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of EarthCare. Donald Moorehead, our Chairman and Chief Executive Officer, and Raymond Cash, our former Vice Chairman and former director, together control over 84% the voting power. In addition, our officers and directors hold options to acquire approximately 413,352 shares of common stock, subject to vesting and other requirements.

         PROVISIONS IN OUR CHARTER AND BYLAWS MAY DETER CHANGES IN CONTROL THAT COULD BENEFIT OUR STOCKHOLDERS.

         Certain provisions of Delaware law and certain provisions of our certificate of incorporation and bylaws could delay or impede the removal of incumbent directors and could make it more difficult for a third-party to acquire, or could discourage a third-party from attempting to acquire, control of EarthCare. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Our certificate and bylaws impose various procedural and other requirements, including a staggered board of directors, removal of directors only for cause and the issuance of preferred stock as described below, that could make it more difficult for stockholders to effect certain corporate actions. The certificate gives our board of directors the authority to issue up to 30 million shares of preferred stock and to determine the price, rights, preferences and restrictions, including the voting rights of such shares, without any further vote or action by our stockholders. The rights of holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock issued in the future. We may issue preferred stock in the future as part of our efforts to raise equity capital. The "business combinations" statute under Delaware law may restrict certain business combinations by interested stockholders. We have entered into employment agreements with our executive officers that contain change in control provisions. The change in control provisions may hinder, delay, deter or prevent a tender offer, proxy contest or other attempted takeover because the covered employees can terminate their employment in such event and receive payments for 24 months to 60 months after termination pursuant to their respective agreements.

         The foregoing review of significant factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosures previously made by us.


         [The remainder of this page intentionally left blank.]

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

     10.1     Fifth Amendment to Credit Agreement with Bank of America, N.A.

     10.2 Stock Purchase Agreement between EarthCare Company and Tempered Air Systems dated August 7, 2001

     10.3 Asset Acquisition Agreement by and among EarthCare Company, EarthCare Environmental, Inc. and SanTi Group of Florida, Inc. and Seagraves Septic, LLC effective September 1, 2001

     10.4 Asset Purchase Agreement by and among EarthCare Company, EarthAmerica L.L.C. and EarthAmerica of Texas, L.P. dated October 30, 2001

     (b)      Reports on Form 8-K

              Current report on Form 8-K filed October 19, 2001 relating to the planned sale of the EarthLiquids division, the Solid Waste division and the EarthAmerica Southern U.S. service centers, the issuance of 3.6 million shares of common stock to pay interest on the 12% debentures and a default under our senior credit facility.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   November 14, 2001

By:     /s/ William W. Solomon, Jr.
        ------------------------------------------------------------------------
        Vice President, Chief Financial Officer and Principal Accounting Officer

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     10.1     Fifth Amendment to Credit Agreement with Bank of America, N.A.

     10.2     Stock Purchase Agreement between EarthCare Company and Tempered
              Air Systems dated August 7, 2001

     10.3     Asset Acquisition Agreement by and among EarthCare Company,
              EarthCare Environmental, Inc. and SanTi Group of Florida, Inc. and
              Seagraves Septic, LLC effective September 1, 2001

     10.4     Asset Purchase Agreement by and among EarthCare Company,
              EarthAmerica L.L.C. and EarthAmerica of Texas, L.P. dated October
              30, 2001