Form 10-Q/A
period 2001-09-30
EARTHCARE CO
filed 2002-02-21
CIK 1057489

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

                        Commission File Number: 000-24685

                                EARTHCARE COMPANY
             (Exact name of registrant as specified in its charter)

        Delaware                                      58-2335973
(State of incorporation                            (IRS employer
    or organization)                            identification number)

14901 Quorum Drive, Suite 200, Dallas, Texas            75254
 (Address of principal executive office)             (Zip code)

                                  972-858-6025
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    Indicate by check mark whether the registrant has filed all documents and reports required by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [X] No

    The number of outstanding shares of the registrant's common stock, par value $.0001 per share, was 31,138,425 on February 15, 2002.

================================================================================

                                EARTHCARE COMPANY

                                INDEX TO CONTENTS



DESCRIPTION OF CONTENTS                                                            PAGE NUMBER
-----------------------                                                            -----------
Introduction....................................................................       2

PART I - Financial Information

Item 1 - Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets at September 30, 2001
         (unaudited) and December 31, 2000......................................      11
     Condensed Consolidated Statements of Operations for the
         nine-month and three-month periods ended
         September 30, 2001 and 2000 (unaudited)................................      12
     Condensed Consolidated Statements of Cash Flows for the nine-month
         periods ended September 30, 2001 and 2000 (unaudited)..................      13
     Notes to Condensed Consolidated Financial Statements (unaudited)...........      14

Item 2 - Management's Discussion and Analysis of Financial Condition and
     Results of Operations......................................................      40

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.............      62

PART II - Other Information

Item 1 - Legal Proceedings......................................................      64

Item 2 - Changes in Securities..................................................      64

Item 3 - Defaults Upon Senior Securities........................................      64

Item 4 - Submission of Matters to a Vote of Security Holders....................      65

Item 5 - Other Information......................................................      66

Item 6 - Exhibits and Reports on Form 8-K.......................................      79

Signature.......................................................................      79

                                    FORM 10-Q

                                  INTRODUCTION


BUSINESS

         EarthCare Company ("EarthCare") is a publicly traded company whose common stock is currently traded on the OTC Bulletin Board under the symbol "ECCO.OB". EarthCare and its subsidiaries are currently engaged in two non-hazardous waste divisions: our continuing Liquid Waste division and our discontinued EarthLiquids division that is expected to be sold in March 2002. Our Liquid Waste division, which includes components of our former EarthAmerica division, provides non-hazardous liquid waste collection, processing, treatment, disposal, bulk transportation, pumping, plumbing and maintenance services from our operating locations in New York, New Jersey and Pennsylvania. Our discontinued EarthLiquids division provides non-hazardous used oil and oily wastewater recovery and treatment services in Florida, Delaware, Louisiana, Maryland, New Jersey and Pennsylvania. EarthLiquids also sells refined oil derived from used oil and oily wastewater.

REASONS FOR FILING FORM 10-Q/A

         We are filing this Form 10-Q/A in order to update our previously filed Form 10-Q for the quarterly reporting period ended September 30, 2001 for recent developments involving EarthCare, to revise and update our disclosures as a result of a review of our Form 10-Q by the Securities and Exchange Commission and to restate our historical financial statements for the nine and three month periods ended September 30, 2001. Since the changes in this Form 10-Q/A were numerous, we have not presented the changes separately. Instead, you should refer to the recent developments section that follows, as well as the notes to our historical financial statements and management's discussion and analysis of our financial condition and results of operations.

RECENT DEVELOPMENTS

         On January 8, 2002, we entered into a plan of reorganization and merger agreement pursuant to which we sold our Solid Waste division to General Waste Corporation, a private company wholly owned by Donald F. Moorehead, our chairman, chief executive officer and significant stockholder. Our former Solid Waste division provided collection, transfer and disposal of non-hazardous solid waste in Hillsborough County, Florida, the adjoining counties, and Palm and Broward counties in Florida. We sold the common stock of our wholly owned subsidiary, Earth Resource Management, Inc., and its two wholly owned subsidiaries, Earth Resource Management of South Florida, Inc. and EarthCare Acquisition Sub, Inc. to General Waste Corporation. In addition, we sold our West Palm Beach, Florida real property to Fairgrounds Road Property, LLC, an affiliate of Raymond Cash, our former vice chairman and a significant stockholder, for $2.5 million in cash, in a transaction related to the sale of our Solid Waste division. These transactions resulted in a reduction in the amounts owed under our senior credit facility of $5 million and the return to EarthCare of $12,315,000 in aggregate face amount of our Series A preferred stock and $6,011,000 in principal amount of our 12% Subordinated Notes Due March 30, 2008. We sometimes refer to the 12% Subordinated Notes Due March 30, 2008 as "12% notes." General Waste Corporation also assumed approximately $18,674,000 in other indebtedness of our Earth Resource Management subsidiaries, which subsidiaries comprised our Solid Waste division, and issued to

EarthCare a warrant to acquire 8% of General Waste Corporation's common stock issued and outstanding as of the closing. The warrant is exercisable at $24.00 per share and may be exercised during the two-year period from January 8, 2004 to January 8, 2006. These transactions, which were approved by our senior lenders, did not require approval of our stockholders.

         In February 2002, we expect to sign a definitive agreement to sell our EarthLiquids division to US Filter Recovery Systems (Mid-Atlantic), Inc. ("USFilter") for $31.5 million in cash at closing and up to $6 million in additional consideration contingent on the future price of oil products sold by the EarthLiquids division. As of December 31, 2001, we estimate that there will be a $6.4 million working capital adjustment that will result in a decrease to the purchase price. This adjustment is comprised of the $3.0 million estimated cost of acquiring a hedge to sell oil, which hedge is required to be purchased shortly before the sale of our EarthLiquids division to USFilter, and a $3.4 million adjustment for the difference in the working capital of the EarthLiquids division between December 31, 2001 and May 31, 2001. The terms of the ledge instrument to sell oil will be finalized just prior to closing. We have agreed with USFilter to purchase such a hedge instrument for $3.0 million. In addition, we may receive additional contingent payments of up to $6 million to the extent that the price of oil products sold by the EarthLiquids locations exceeds $0.45 per gallon in the first year after the sale, $0.50 in the second year after the sale and $0.56 in the third year after the sale. The contingent payments would be paid, if at all, $2,666,667 after the first anniversary of the sale and $1,666,667 after the second and third anniversaries of the sale. USFilter will hold back $3.8 million of the purchase price for one year after the closing of the sale to satisfy certain indemnification obligations, including indemnification for expenses related to compliance with environmental matters, should they arise. We expect that we will complete this transaction in March 2002, subject to normal terms and conditions, including completion of due diligence, stockholder approval and debenture holder approval. Donald Moorehead, our chairman, chief executive officer and significant stockholder, and Raymond Cash, our former vice chairman and a significant stockholder, and their affiliates have entered into voting agreements, pursuant to which they will vote in favor of this transaction, which votes represent 54% of the total votes that will be cast.

         On November 13, 2001, we executed a fifth amendment to our senior credit facility. As part of the agreed upon terms for the fifth amendment, we are required to comply with certain covenants, including the following:

    o Maintaining monthly EBITDA (earnings before interest, taxes, depreciation and amortization) for all of our operations, of $300,000 beginning October 2001, with the minimum monthly EBITDA requirement to be adjusted following the sale of our EarthLiquids and Solid Waste divisions,

    o    Completing the sale of our EarthLiquids division by December 31, 2001,

    o Completing the sale of our Solid Waste division by December 31, 2001, and

    o    Completing the sale of our Liquid Waste division by April 30, 2002.

         Since we are required to use the proceeds from the sale of our divisions and the proceeds from any refinancing of our senior credit facility to repay our senior credit facility and since we expect those events to be completed during the next twelve months, we have classified the outstanding balance under our senior credit facility as a current liability. If we are unable to complete the sale of our EarthLiquids division as required by the fifth amendment, we will have to seek an amendment to our senior credit facility or seek other financing to repay our senior credit facility. Other sources of financing might include refinancing our senior credit facility, seeking new debt or equity financing or seeking other buyers for our divisions. We may not be able to complete the sale of our EarthLiquids division and we may not be able to obtain debt or equity financing to replace our senior credit facility on satisfactory terms or at all. If we are unable to refinance our senior credit facility, we will be required to sell all the components of our Liquid Waste division, which would be our only remaining operating division following the sale of our EarthLiquids division. We do not expect that the proceeds obtainable at this time from the sales of the EarthLiquids division, together with the sales of the Liquid Waste division, would be sufficient to retire all existing indebtedness of EarthCare and its subsidiaries. Accordingly, if we were unable to obtain debt or equity financing to repay our senior credit facility, we may be unable to maintain our operations.

         In the fifth amendment, our senior lenders also waived our lack of compliance with certain restrictive covenants in the fourth amendment to our senior credit facility, including the monthly EBITDA requirement, the requirement to sell certain of our divisions by certain dates and the requirement that Donald Moorehead and Raymond Cash provide certain minimum levels of collateral.

         We have not paid our senior lenders $800,000 in fees and approximately $350,000 in deferred interest, which amounts were due on the earlier of December 31, 2001 or when we sold our EarthLiquids division. As part of the fifth amendment, our senior lenders agreed to defer the payment of the fees and all deferred interest until December 31, 2001. We have informed our senior lenders that we expect to close the sale of our EarthLiquids division shortly after the special meeting of stockholders in March 2002. Our senior lenders have orally agreed to waive the deadline for selling our EarthLiquids division until that time, to defer the payment of the deferred interest until the sale of our EarthLiquids division is completed and to defer the payment of the fees until 60 days after the completion of the sale of our EarthLiquids division.

         Our failure to comply with our senior credit facility could allow our senior lenders to accelerate the date for repayment of all amounts incurred under our senior credit facility, which would materially and adversely affect our business and your investment in our stock.

         Since we did not sell our EarthLiquids and our Solid Waste divisions by December 31, 2001 and since we are not likely to meet the minimum monthly EBTIDA requirement during the fourth quarter of 2001, we are currently in default under our senior credit facility. At present we are operating under the senior credit facility with a written reservation of rights agreement. Such agreement will allow us to borrow and repay amounts under our senior credit facility while we negotiate an amendment to our senior credit facility.

         As of February 15, 2002, we estimate that the fair market value of our subordinated 8% and 10% debentures, our 8% and 12% notes and our Series A preferred stock, as described further below, is less than the face value of these securities, which aggregated $33.0 million as of February 15, 2002. Based on the closing price of EarthCare's common stock of $0.07 per share on February 15, 2002 and our outstanding shares of 31,138,425, the value of EarthCare's common stock is approximately $2.2 million. As of February 15, 2002, the outstanding balance owed under our senior credit facility is $41.8 million, which balance is expected to be reduced to $24.7 million following the sale of our EarthLiquids division. In connection with our review of the carrying value of the long-lived assets for our Liquid Waste division, we estimated the fair value of the long-lived assets of our Liquid Waste division to be $12.0 million. If we were to sell our Liquid Waste division for this amount and if we were to realize the value of our assets held for sale for their net realizable value of $4.9 million, we would not have generated sufficient funds to repay our senior credit facility. Therefore, based on the sales of our Liquid Waste division and sales of our assets held for sale, we would not be able to generate sufficient funds to repay our subordinated debentures and notes and our Series A preferred. Since there is no active trading market for these securities, there is no readily measurable fair market value for these securities. Based on the analysis described above, we have concluded that the fair market value for these securities is less than the face value of these securities, although we are not able to establish the actual fair market value of these securities. Based on our analysis described above, we have concluded that these securities have little if any value as of February 15, 2002.

         On January 31, 2002, William Addy resigned as a director of EarthCare Company. On February 2, 2002, ISN Software, a private company owned by William Addy, discontinued its outsourcing information and telecommunication services to EarthCare Company without notification. We are currently implementing new software systems at our operating locations that have been affected by this termination of service and are arranging for alternate telecommunication services. We also plan to pursue appropriate legal action against ISN Software for return and restoration of our software data files and software systems.

         On January 4, 2002, we completed the sale of the assets of our portable toilet services line of business in New York to a private company for $225,000 in cash, which was used to pay down our senior credit facility. On February 1, 2002, we completed the sale of the assets of our portable toilet services line of business in New Jersey to a private company for $275,000 in cash, which was used to pay down our senior credit facility ($166,000), pay off certain equipment leases ($84,000) and pay legal transaction costs and sales taxes ($25,000).

         On October 30, 2001, we completed the sale of the assets of our former EarthAmerica division's service centers in Houston and Dallas, Texas, Atlanta, Georgia and Orlando, Florida to two affiliates of Heritage Propane for $4.0 million in cash. As part of this sale, $1.5 million in cash was held back pending the resolution of certain working capital matters and for general claims. In connection with this sale, we changed the name of our former EarthAmerica division to the Liquid Waste division.

         On October 11, 2001, our board of directors approved the sale of our Solid Waste division to General Waste Corporation, our EarthLiquids division to USFilter and certain assets of our former EarthAmerica division to two affiliates of Heritage Propane Partners, L.P. In addition, our board of directors decided that the Liquid Waste division, comprising our service centers in Deer Park, New York, Vernon, New Jersey and Eagle, Pennsylvania which were part of our former EarthAmerica division, and our corporate office will comprise our continuing operations and that the Liquid Waste division would not be sold. We have reclassified our historical financial statements to present our Liquid Waste division and our corporate office as continuing operations and to present our other divisions as discontinued operations.

         Following the sale of our EarthLiquids division, we expect to have approximately $24.7 million of debt outstanding under our senior credit facility with annual interest expense, payable monthly, of approximately $1.9 million. We currently pay interest monthly under our senior credit facility at the prime rate (4.75% at February 15, 2002) plus 1.5%. Interest payments of 1.5% under our senior credit facility have been deferred until the sale of our EarthLiquids division. In addition, we are obligated to pay annual interest of approximately $400,000 on $10.0 million of notional debt at a fixed rate of 7.35% less the LIBOR rate, or at a net rate of 5.27% for three months ended March 2, 2002, under the terms of a fixed rate interest swap contract that expires in May 2003. The cash flow from the Liquid Waste division is expected to be sufficient during 2002 to cover interest payments on our senior credit facility and to cover our corporate costs.

         Prior to April 30, 2002, we intend to attempt to refinance our remaining indebtedness under our senior credit facility and retain our Liquid Waste division. We cannot assure you that we will sell our EarthLiquids division or that we will obtain debt or equity financing to replace our senior credit facility on satisfactory terms or at all. If we are unable to refinance our senior credit facility, we will be required to sell all remaining components of our Liquid Waste division, which would be our only remaining operating division following the sale of our EarthLiquids division. We do not expect that the proceeds obtainable at this time from the sales of the EarthLiquids and Liquid Waste divisions would be sufficient to retire all existing indebtedness of EarthCare and its subsidiaries. Accordingly, if we were unable to obtain debt or equity financing to replace our senior credit facility, you would lose all of your investment in our common stock.

         Our articles of incorporation currently authorize the issuance of 70,000,000 shares of common stock. As of February 15, 2002, we had issued and outstanding 31,138,425 shares of common stock and 600,000 shares of Series A preferred stock. In addition, a total of 1,800,000 shares of common stock are reserved for issuance under our stock-based compensation plans. We also have a number of commitments to issue common stock in connection with our 8% debentures, 8% notes, 10% debentures, 12% notes, Series A preferred stock, bridge loans and warrants. Based on the foregoing, as of February 15, 2002, we have outstanding, or are presently obligated to issue, up to an aggregate of 406,017,000 shares of common stock, or more than 336,000,000 shares in excess of the number of shares authorized by our certificate of incorporation. An increase in our authorized capital requires an amendment to our certificate of incorporation, which must be approved by our stockholders. If the proposed amendment to our certificate of incorporation is not approved, we may be forced to default on some of our obligations to issue common stock, which could accelerate the obligations to reduce debt and result in lawsuits against EarthCare. In addition, if we do not increase the number of shares available for issuance, we will not be able to issue common stock in the future to fund our operations or future obligations.

         Effective September 1, 2001, we completed the sale of our septic services line of business in Orlando, Florida to Seagraves Septic, LLC for $25,000 in cash and $625,000 in a note receivable, payable by Seagraves Septic over five years. One of the two owners of Seagraves Septic was the general manager of EarthAmerica's Orlando service center, which was sold on October 30, 2001. In addition, we subleased the office space and truck maintenance facility in Orlando, Florida to Seagraves Septic. The owners of Seagraves Septic have personally guaranteed the note receivable and the sublease contract. As part of our evaluation of the fair value of our long-lived assets at September 30, 2001, we evaluated the net realizable value of the note receivable received in this transaction and we concluded that the face value of the note receivable should be fully reserved.

         On August 8, 2001, we completed the sale of our plumbing and industrial pumping businesses in Georgia to a private company, Tempered Air Systems, and a private individual, John Hulsey, for $1.0 million in cash and a $300,000 note receivable. In addition, we obtained a release from Mr. Hulsey from his employment contract and his contingent consideration agreement. As part of our evaluation of the fair value of our long-lived assets at September 30, 2001, we evaluated the net realizable value of the note receivable received in this transaction and we concluded that the face value of the note receivable should be fully reserved.

         During the second quarter of 2001, we were contacted by representatives from two strategic buyers, each interested in acquiring our bulk hauling line of business in Eagle, Pennsylvania, and our service center in Deer Park, New York, respectively. Letters of intent to acquire these businesses were signed on April 17 and May 8, 2001 for the Deer Park and Eagle service centers, respectively. On August 27, 2001, the strategic buyer interested in the Deer Park service center indicated that they were no longer interested in buying the Deer Park service center. We have terminated negotiations with the strategic buyer interested in the Eagle service center.

         In February 2001, we sold the assets of our Pompano Beach, Florida service center to RGR Environmental, a private company owned by the former owners of this service center, for $950,000 in cash. We used the cash proceeds to pay down our senior credit facility.

         During the fourth quarter of 2000, we sold our environmental compliance software company, Allen Tate Commercial Software, to a private company owned by William Addy, a former director and executive officer.

         Our common stock was delisted from the Nasdaq National Market on June 5, 2001, because, among other reasons, our common stock had not traded above the minimum $5 bid price, did not have a current market capitalization exceeding $35 million, and had not had a market value for shares held by non-affiliates exceeding $15 million.

         On April 2, 2001, we acquired the equipment and intangible assets of Palm Carting, Inc., a non-hazardous solid waste collection company located in Palm Beach County, Florida for $350,000 in cash and future consideration of up to $250,000 to be paid in shares of our common stock if certain revenue targets are met, with the number of shares based upon the closing price of our common stock on the dates of measurement. In addition, we assumed $1.1 million of existing notes payable for equipment. Palm Carting's operations were integrated into our former Solid Waste division. As part of the sale of our Solid Waste division to General Waste Corporation, the obligations for future consideration to the owner of Palm Carting were assumed by General Waste Corporation.

         On March 5, 2001, we entered in to an agreement to acquire all of the outstanding shares of LandComp Corporation, which owns and operates a solid waste landfill in LaSalle County, Illinois. As an inducement to enter into this transaction, we loaned $1,055,000 to LandComp and agreed to a series of option payments that gave EarthCare the right to complete this acquisition by the end of September 2001, which amounted to $845,000 as of September 30, 2001. We were not able to complete this transaction by September 30, 2001. Following negotiations with the shareholders of LandComp during the fourth quarter of 2001, the shareholders of LandComp informed us that they were canceling the agreement with EarthCare to acquire all of the outstanding shares of LandComp. We wrote off the value of these option payments to selling, general and administrative expense during the third quarter of 2001.

         Our former independent accountants have expressed substantial doubt about our ability to continue as a going concern. We believe that EarthCare is a going concern. We currently have plans to continue as a going concern in the liquid waste industry, which plans include improving the cash flow from operations and reducing our debt level by the following actions: (i) reducing the operating expenses, including the integration of certain management and administrative functions; (ii) managing working capital to improve cash flow from operating activities; (iii) selling our EarthLiquids division; (iv) refinancing certain existing debt; and (v) raising additional debt and equity capital.

         As indicated above, prior to April 30, 2002, we now intend to attempt to refinance our remaining indebtedness under our senior credit facility and retain our Liquid Waste division.

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

         During the second quarter of 2000, Donald Moorehead, our Chairman, and Raymond Cash, our former Vice Chairman, agreed to personally guarantee $20.0 million of the amounts owed under our senior credit facility. In addition, each of these individuals was required to provide liquid asset collateral to our senior lenders because we were not able to raise additional capital by the end of the third quarter of 2000 as required by the credit facility. During the third quarter, Donald Moorehead agreed to guarantee an additional $40.0 million of our senior credit facility. During the fourth quarter of 2000, Donald Moorehead provided approximately $17.0 million in collateral to the senior lenders, Raymond Cash provided $10.0 million of liquid collateral, and a private investor provided $3.0 million of liquid collateral. During the third and fourth quarters of 2000, we paid down $8.0 million on our senior credit facility. This $8.0 million was financed by selling $5.0 million of common stock and $3.0 million of Series A preferred stock to Donald Moorehead. During 2001, we have paid down $9.0 million of our senior credit facility from the sale of substantially all of the assets of our Southern U.S. service centers that were part of our EarthAmerica division, the sale of our real property in West Palm Beach, Florida and the sale of our Solid Waste division.

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

         During the second, third and fourth quarters of 2001, we entered into the third, fourth and fifth amendments to our senior credit facility. Since we had not met the financial performance requirements previously imposed by our senior lenders, our senior lenders, in exchange for not requiring repayment of our senior credit facility, required that we sell our operating divisions. These amendments contained dates by which we are required to sell our Liquid Waste, EarthLiquids and Solid Waste divisions. We did not meet the required deadlines set forth in the third, fourth and fifth amendments. Although we expect to sell our EarthLiquids division in March 2002 and either sell our Liquid Waste division or refinance the remaining balance in our senior credit facility, we cannot provide any assurance that we will be able to sell our EarthLiquids division or comply with the April 30, 2002 deadline in the fifth amendment to our senior credit facility.


              [The remainder of this page is intentionally blank.]

PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                EARTHCARE COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    September 30,       December 31,
                                                                        2001                2000
                                                                    -------------      -------------
                                                                     (Unaudited)
                                                ASSETS

Current assets:
    Cash and cash equivalents                                       $     225,313      $   1,170,461
    Accounts receivable, net of allowance for doubtful
        accounts of $527,000 and $722,000, respectively                 4,955,331          4,610,732
    Prepaid expenses and other current assets                           2,123,521            922,455
    Assets held for sale                                                4,909,471         20,185,478
    Net assets of discontinued operations                              22,223,908         39,812,038
                                                                    -------------      -------------
        Total current assets                                           34,437,544         66,701,164

Property, plant and equipment, net                                     12,000,000         14,216,421
Intangible assets, net                                                         --         23,908,362
Other long-term assets                                                         --          3,545,079
                                                                    -------------      -------------
           Total assets                                             $  46,437,544      $ 108,371,026
                                                                    =============      =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                $   8,544,571      $   5,356,421
    Accrued liabilities                                                12,015,867         45,795,612
    Current portion of long-term debt                                  48,905,553         52,131,551
                                                                    -------------      -------------
        Total current liabilities                                      69,465,991        103,283,584

Long-term debt                                                         37,976,984         36,696,765

Commitments and contingencies

Mandatorily redeemable convertible preferred stock                     10,929,149         10,800,248

Stockholders' equity (deficit):
    Preferred stock, $.0001 par value; 30,000,000 shares
        authorized, none issued                                                --                 --
    Common stock, $.0001 par value; 70,000,000 shares
        authorized, 21,980,125 and 14,569,348 shares
        issued, respectively                                                2,198              1,457
    Additional paid-in capital                                         65,507,296         60,013,157
    Accumulated deficit                                              (137,444,074)      (102,424,185)
                                                                    -------------      -------------
        Total stockholders' equity (deficit)                          (71,934,580)       (42,409,571)
                                                                    -------------      -------------
           Total liabilities and stockholders' equity (deficit)     $  46,437,544      $ 108,371,026
                                                                    =============      =============

     See accompanying notes to condensed consolidated financial statements.

                                EARTHCARE COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    Nine months ended September 30,     Three months ended September 30,
                                                          2001             2000              2001             2000
                                                    -------------      ------------     -------------      -------------
                                                                                (Unaudited)
Revenues                                             $ 30,282,540      $ 37,718,761      $  9,094,694      $ 12,617,434

Expenses:
    Cost of operations                                 20,335,463        24,809,933         6,249,355         8,701,718
    Selling, general and administrative                12,150,907        15,152,808         4,192,513         4,426,209
    Impairment loss on long lived assets               27,623,933                --        27,623,933                --
    Loss on sale of assets held for sale               10,632,186                --        10,632,186                --
    Depreciation and amortization                       2,866,567         2,620,495         1,880,383           925,469
                                                     ------------      ------------      ------------      ------------
        Operating expenses                             73,609,056        42,583,236        50,578,370        14,053,396
                                                     ------------      ------------      ------------      ------------

Operating loss                                        (43,326,516)       (4,864,475)      (41,483,676)       (1,435,962)

Interest expense                                        8,011,591         4,750,927         3,711,838         1,967,507
                                                     ------------      ------------      ------------      ------------
Loss from continuing operations                       (51,338,107)       (9,615,402)      (45,195,514)       (3,403,469)

Discontinued operations:
    Income (loss) from discontinued operations:
        EarthLiquids division                             283,510           143,122                --           161,534
        Solid Waste division                           (1,464,111)          632,264        (1,148,125)           32,735
        Allen Tate                                             --        (1,580,177)               --          (785,511)
                                                     ------------      ------------      ------------      ------------
           Income (loss) from
               discontinued operations                 (1,180,601)         (804,791)       (1,148,125)         (591,242)
                                                     ------------      ------------      ------------      ------------
    Income (loss) from sale of discontinued
        operations:
        EarthAmerica division                          32,043,044                --        32,043,044                --
        EarthLiquids division                         (14,415,255)               --       (14,415,255)               --
                                                     ------------      ------------      ------------      ------------
           Income from sale of discontinued
                operations                             17,627,789                --        17,627,789                --
                                                     ------------      ------------      ------------      ------------
Net loss                                              (34,890,919)      (10,420,193)      (28,715,850)       (3,994,711)

Dividends and accretion of
    discount on Series A preferred                     (1,123,124)               --          (391,750)               --
                                                     ------------      ------------      ------------      ------------
Net loss available to common stockholders            $(36,014,043)     $(10,420,193)     $(29,107,600)     $ (3,994,711)
                                                     ============      ============      ============      ============

Net income (loss) per share - basic and diluted:
    Continuing operations                            $      (2.90)     $      (0.76)     $      (2.50)     $      (0.25)
    Discontinued operations                                  0.91             (0.06)             0.90             (0.04)
                                                     ------------      ------------      ------------      ------------
        Net loss                                     $      (1.99)     $      (0.82)     $      (1.60)     $      (0.29)
                                                     ============      ============      ============      ============

Weighted average number of common shares               18,119,909        12,644,300        18,237,555        13,545,218

     See accompanying notes to condensed consolidated financial statements.

                                EARTHCARE COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Nine months ended September 30,
                                                               ------------------------------
                                                                  2001             2000
                                                               ------------      ------------
                                                                        (Unaudited)
Cash flows from operating activities:
    Net loss                                                   $(34,890,919)     $(10,420,193)
    Adjustments to reconcile loss to net cash
       provided by (used) in operating activities:
       Impairment loss on long-lived assets                      27,623,933                --
       Loss on sale of assets held for sale                      10,632,186                --
       Reversal of loss on sale of EarthAmerica division        (32,043,044)               --
       Increase in loss on sale of EarthLiquids division         14,415,255                --
       Depreciation and amortization                              2,866,567         2,620,495
       Non cash interest expense                                  5,512,258         3,271,666
       Provision for bad debt expense                               286,941         1,487,204
       Changes in assets and liabilities,
           excluding effects of acquired businesses:
           Accounts receivable                                    1,404,018        (1,434,198)
           Other current assets                                      27,874        (2,930,886)
           Other assets                                            (696,559)       (1,164,675)
           Accounts payable                                       2,390,164           709,679
           Accrued expenses and other, net                          811,408           837,616
       Net change from discontinued operations                    3,211,091        (1,057,399)
                                                               ------------      ------------
    Net cash provided by (used) in operating activities           1,551,173        (8,080,691)
                                                               ------------      ------------
Cash flows from investing activities:
    Capital expenditures                                         (1,221,545)       (5,667,379)
    Business acquisitions                                                --        (7,800,000)
    Proceeds from asset held for sale                             1,975,000                --
    Sales of property, plant and equipment                               --           268,142
    Issuance of notes receivable                                         --        (1,383,079)
    Collection of notes receivable                                       --            17,877
    Net change from discontinued operations                      (2,564,162)      (35,315,669)
                                                               ------------      ------------
    Net cash used in investing activities                        (1,810,707)      (49,880,108)
                                                               ------------      ------------

Cash flows from financing activities:
    Borrowings under senior credit facility and other debt        9,096,240        45,321,639
    Payments on senior credit facility and other debt           (12,319,482)      (16,092,029)
    Proceeds from issuance of 10% debentures                             --         1,037,500
    Proceeds from issuance of 12% notes                                  --        20,000,000
    Payment of debt issue costs and other                                --        (1,468,375)
    Sale and other issuances of common stock                             34         8,880,069
    Net change from discontinued operations                       2,537,594                --
                                                               ------------      ------------
    Net cash provided by (used) by financing activities            (685,614)       57,678,804
                                                               ------------      ------------

Net decrease in cash and cash equivalents                          (945,148)         (281,995)
Cash and cash equivalents, beginning of period                    1,170,461           281,995
                                                               ------------      ------------
Cash and cash equivalents, end of period                       $    225,313      $         --
                                                               ============      ============
Supplemental cash flow information:
    Cash paid for interest                                     $  6,751,723      $  3,900,135
                                                               ============      ============

     See accompanying notes to condensed consolidated financial statements.

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


1.       BUSINESS AND BASIS OF PRESENTATION

         EarthCare Company ("EarthCare") is a publicly traded company whose common stock is currently traded on the OTC Bulletin Board under the symbol "ECCO.OB". EarthCare and its subsidiaries are currently engaged in two non-hazardous waste divisions: our continuing Liquid Waste division and our discontinued EarthLiquids division that is expected to be sold in March 2002. Our Liquid Waste division, which was formerly referred to as our EarthAmerica division, provides non-hazardous liquid waste collection, processing, treatment, disposal, bulk transportation, pumping, plumbing and construction services from our operating locations in New York, New Jersey and Pennsylvania. Our EarthLiquids division provides non-hazardous used oil and oily wastewater recovery and treatment services in Florida, Delaware, Louisiana, Maryland, New Jersey and Pennsylvania. EarthLiquids also sells refined oil derived from used oil and oily wastewater.

         We have presented our condensed consolidated financial statements as of December 31, 2000, for the nine-month and three-month periods ended September 30, 2001 and 2000 to reflect the discontinued operations of our EarthLiquids and our former Solid Waste and Allen Tate divisions. Our discontinued operations are discussed further in Note 3.

         CONSOLIDATED FINANCIAL STATEMENTS

         The condensed consolidated financial statements comprise the accounts of EarthCare and its wholly owned subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation.

         RECLASSIFICATIONS

         We have reclassified certain amounts in the balance sheet at December 31, 2000 and the statements of operations for the nine-month and three-month periods ended September 30, 2000, none of which affect the net loss for those periods, in order to be consistent with the presentation of the September 30, 2001 financial statements.

         RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS

         We have restated the historical financial statements at September 30, 2001 and December 31, 2000 and for the nine-month and three-month periods ended September 30, 2001 and 2000 in order to properly reflect the following matters and events:

    o We have reported the financial statements of our former EarthAmerica division as part of our continuing operations. We refer to this division as our Liquid Waste division. We previously reported the financial statements of our former EarthAmerica division, which was comprised of our service centers in Orlando and Pompano, Florida, Houston and Dallas, Texas and Gainesville and Atlanta, Georgia and for our portable toilet service lines of business in New York and New Jersey, as discontinued operations.

    o We have reported the assets of our former service centers in Orlando and Pompano, Florida, Houston and Dallas, Texas and Gainesville and Atlanta, Georgia and of our portable toilet service lines of business in New York and New Jersey as assets held for sale.

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)

    o We have recorded a loss relating to our assets held for sale as part of our loss from continuing operations for the nine and three months ended September 30, 2001. We had previously recorded this loss as a reduction of an accrued liability that was included in the net assets of discontinued operations.

    o We have recorded an impairment loss relating to the long-lived assets of our Liquid Waste division during the nine-month and three-month periods ended September 30, 2001. We had previously not recorded this loss. We have reported our Liquid Waste division as our continuing operations in our financial statements at September 30, 2001 and for the nine-month and three-month periods ended September 30, 2001. We had previously planned on recording the impairment loss during the fourth quarter of 2001 as our board of directors decided during the fourth quarter of 2001 at their meeting on October 11, 2001 that the Liquid Waste division constituted our continuing operations. However, since EarthCare's management team had developed and begun to implement our plan to retain the Liquid Waste division as our continuing operation during the third quarter of 2001, it was appropriate to record this impairment loss during the third quarter of 2001.

    o We reversed the loss on the expected sale of our former EarthAmerica division during the nine-month and three-month periods ended September 30, 2001 because we decided to report the financial statements of our former EarthAmerica division, which included our current Liquid Waste division, as our continuing operation. We had previously recorded this loss during the fourth quarter of 2000.

    o We recorded an increase in the loss from the planned sale of our EarthLiquids division as a result of identified changes to the sales price for this division from working capital adjustments, the estimated cost of an oil hedge instrument and the amount of the purchase price to be held back by USFilter for which EarthCare does not expect any future recovery. In addition, we recorded an increase in the loss from the planned sale of our EarthLiquids division as a result of the estimated costs to complete this transaction, consisting of legal, accounting, printing, insurance, severance and other costs. This correction was the result of an error in our previously reported financial statements.

    o We recorded an increase in the loss from the planned sale of our EarthLiquids division as a result of a reduction in the sale price negotiated with USFilter during February 2002.

    o We recorded a charge to the selling, general and administrative costs to write off prepaid costs associated with various litigation matters. This correction was the result of an error in our previously reported financial statements.

    o We recorded a charge to the selling, general and administrative expense of our discontinued Solid Waste division to write off the option fees we have paid to LandComp's shareholders in connection with our planned acquisition of LandComp. Since we were not able to complete the acquisition of LandComp by the September 30, 2001 deadline and were not able to negotiate an extension to our option agreement, the option payments had no value to EarthCare. This correction was the result of an error in our previously reported financial statements.

    o We recorded a charge to interest expense to recognize the estimated market value of our obligation under a fixed rate interest swap contract. This correction was the result of an error in our previously reported financial statements.

    o We corrected the amount of dividends and accretion of discount on our Series A preferred stock during the nine-month and three-month periods ended September 30, 2001. This correction was the result of an error in our previously reported financial statements.

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


         We have presented below a reconciliation of the net loss available to common stockholders and the accumulated deficit between the previously reported financial statements for the nine months ended September 30, 2001 as reported in our Form 10-Q and the historical financial statements for the nine months ended September 30, 2001 included in this report on Form 10-Q/A.


                                                                                  Net loss
                                                                                available to
                                                                                   common           Accumulated
                                                                                stockholders          deficit
                                                                                -------------      -------------
A.     Amount reported in the Form 10-Q for the nine months ended
       September 30, 2001 in EarthCare's historical financial
       statements.                                                              $  (9,037,933)     $(111,462,118)

B.     Increase in the dividends on our Series A preferred.  This amount reflects the dividends that could be accrued or declared on our Series A for purposes of determining the loss available to common stockholders.  This amount does not affect the
       accumulated deficit because the dividends have not been accrued
       or declared.                                                                  (996,153)            (1,999)

C.     Option fees paid to LandComp shareholders that we concluded should be written off during the third quarter of 2001, as this potential acquisition was terminated in October 2001 and this
       termination event was deemed to be a Type I subsequent event.                 (845,000)          (845,000)

D.     Interest expense charge recorded to recognize the estimated
       fair market value of a fixed rate interest swap obligation.                   (809,062)          (809,062)

E.     Loss from the operations of the EarthAmerica division, which was incorrectly presented as a discontinued operation in the
       Form 10-Q for the period ended September 30, 2001.  This amount represents the loss for the EarthAmerica division for the
       second and third quarters of 2001.                                          (2,314,489)        (2,314,489)

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)




F.     Depreciation and amortization expense for the EarthAmerica division for the second and third quarters of 2001 that was recorded in the third quarter of 2001.  The depreciation and amortization expense was not recorded in the historical
       financial statements included in the Form 10-Q because the second and third quarters of 2001 were after the measurement
       date for the discontinued EarthAmerica operations.                        (1,301,417)      (1,301,417)

G.     Reversal of the loss on the sale of the EarthAmerica division that was originally recorded in the fourth quarter of 2000.  As discussed later in this report, we concluded that although the decision by our board of directors did not occur until October
       11, 2001, since the events behind the decision occurred during the third quarter of 2001, it was appropriate to reverse this
       loss during the third quarter of 2001.                                    32,043,044       32,043,044

H.     Increase in the loss on the sale of the EarthLiquids division due to the working capital adjustment known at September 30,
       2001.                                                                     (1,131,796)      (1,131,796)

I.     Increase in the loss on the sale of the EarthLiquids division due to transaction costs and obligations related to the sale of
       the EarthLiquids division.                                                (4,687,500)      (4,687,500)

J.     Increase in the loss on the sale of the EarthLiquids division due to the amount that will be held back by USFilter for
       general and environmental claims, for which EarthCare does not
       expect any recovery.                                                      (3,800,000)      (3,800,000)

K.     Increase in the loss on the sale of the EarthLiquids division as a result of the net income of the EarthLiquids division
       since December 31, 2000.                                                  (1,295,959)      (1,295,959)

L.     Increase in the loss on the sale of the EarthLiquids division as a result of a reduction in the sales price for the
       EarthLiquids division that was negotiated in February 2002.               (3,500,000)      (3,500,000)

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


M.     Loss recorded for the completed and planned sales of the assets held for sale.  This amount includes the transaction costs incurred and to be incurred for the completed and planned
       sales.  This amount also includes the adjustment needed to write down the assets held for sale to their net realizable
       value.                                                                     (10,632,186)       (10,632,186)

N.     Impairment loss on long-lived assets of the Liquid Waste
       division recorded during the third quarter of 2001.  This was recorded in conjunction with the decision to retain the Liquid
       Waste division as our continuing operation.  We determined that the fair value of the long-lived assets was $12,000,000 and recorded permanent impairment for intangible assets and
       deferred financing costs, which reduced their carrying value to zero, with the remainder applied against property, plant and
       equipment.                                                                 (27,623,933)       (27,623,933)

O.     Prepaid expense adjustment to write off costs associated with
       various litigation matters.                                                    (81,659)           (81,659)

                                                                                -------------      -------------

                                                                                $ (36,014,043)     $(137,444,074)
                                                                                =============      =============

2.       RECENT DEVELOPMENTS

         On January 8, 2002, we entered into a plan of reorganization and merger agreement pursuant to which we sold our Solid Waste division to General Waste Corporation, a private company wholly owned by Donald F. Moorehead, our chairman, chief executive officer and significant stockholder. Our former Solid Waste division provided collection, transfer and disposal of non-hazardous solid waste in Hillsborough County, Florida, the adjoining counties, and Palm and Broward counties in Florida. We sold the common stock of our wholly owned subsidiary, Earth Resource Management, Inc., and its two wholly owned subsidiaries, Earth Resource Management of South Florida, Inc. and EarthCare Acquisition Sub, Inc. to General Waste Corporation. In addition, we sold our West Palm Beach, Florida real property to Fairgrounds Road Property, LLC, an affiliate of Raymond Cash, our former vice chairman and a significant stockholder, for $2.5 million in cash, in a transaction related to the sale of our Solid Waste division. These transactions resulted in a reduction in the amounts owed under our senior credit facility of $5 million and the return to EarthCare of $12,315,000 in aggregate face amount of our Series A preferred stock and $6,011,000 in principal amount of our 12% Subordinated Notes Due March 30, 2008. We sometimes refer to the 12% Subordinated Notes Due March 30, 2008 as "12% notes." General Waste Corporation also assumed approximately $18,674,000 in other indebtedness of our Earth Resource Management subsidiaries, which subsidiaries comprised our Solid Waste division, and issued to EarthCare a warrant to acquire 8% of General Waste Corporation's common stock issued and

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


outstanding as of the closing. The warrant is exercisable at $24.00 per share and may be exercised during the two-year period from January 8, 2004 to January 8, 2006. These transactions, which were approved by our senior lenders, did not require approval of our stockholders.

         In February 2002, we expect to sign a definitive agreement to sell our EarthLiquids division to US Filter Recovery Systems (Mid-Atlantic), Inc. ("USFilter") for $31.5 million in cash at closing and up to $6 million in additional consideration contingent on the future price of oil products sold by the EarthLiquids division. As of December 31, 2001, we estimate that there will be a $6.4 million working capital adjustment that will result in a decrease to the purchase price. This adjustment is comprised of the $3.0 million estimated cost of acquiring a hedge to sell oil, which hedge is required to be purchased shortly before the sale of our EarthLiquids division to USFilter, and a $3.4 million adjustment for the difference in the working capital of the EarthLiquids division between December 31, 2001 and May 31, 2001. The terms of the hedge instrument to sell oil will be finalized prior to closing. We have agreed with USFilter to purchase such a hedge instrument for $3.0 million. In addition, we may receive additional contingent payments of up to $6 million to the extent that the price of oil products sold by the EarthLiquids locations exceeds $0.45 per gallon in the first year after the sale, $0.50 in the second year after the sale and $0.56 in the third year after the sale. The contingent payments would be paid, if at all, $2,666,667 after the first anniversary of the sale and $1,666,667 after the second and third anniversaries of the sale. USFilter will hold back $3.8 million of the purchase price for one year after the closing of the sale to satisfy certain indemnification obligations, including indemnification for expenses related to compliance with environmental matters, should they arise. We expect that we will complete this transaction in March 2002, subject to normal terms and conditions, including completion of due diligence, stockholder approval and debenture holder approval. Donald Moorehead, our chairman, chief executive officer and significant stockholder, and Raymond Cash, our former vice chairman and a significant stockholder, and their affiliates have entered into voting agreements, pursuant to which they will vote in favor of this transaction, which votes represent 54% of the total votes that will be cast.

         On November 13, 2001, we executed a fifth amendment to our senior credit facility. As part of the agreed upon terms for the fifth amendment, we are required to comply with certain covenants, including the following:

    o Maintaining monthly EBITDA (earnings before interest, taxes, depreciation and amortization) for all of our operations, of $300,000 beginning October 2001, with the minimum monthly EBITDA requirement to be adjusted following the sale of our EarthLiquids and Solid Waste divisions,

    o    Completing the sale of our EarthLiquids division by December 31, 2001,

    o Completing the sale of our Solid Waste division by December 31, 2001, and

    o    Completing the sale of our Liquid Waste division by April 30, 2002.

         Since we are required to use the proceeds from the sale of our divisions and the proceeds from any refinancing of our senior credit facility to repay our senior credit facility and since we expect those events to be completed during the next twelve months, we have classified the outstanding balance under our senior credit facility as a current liability. If we are unable to complete the sale of our EarthLiquids division as required by the fifth amendment, we will have to seek an amendment to our senior credit facility or seek other financing to repay our senior credit facility. Other sources of financing might include refinancing our senior credit facility, seeking new debt or equity financing or seeking other buyers for our divisions. We may not be

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)



able to complete the sale of our EarthLiquids division and we may not be able to obtain debt or equity financing to replace our senior credit facility on satisfactory terms or at all. If we are unable to refinance our senior credit facility, we will be required to sell all the components of our Liquid Waste division, which would be our only remaining operating division following the sale of our EarthLiquids division. We do not expect that the proceeds obtainable at this time from the sales of the EarthLiquids division, together with the sales of the Liquid Waste division, would be sufficient to retire all existing indebtedness of EarthCare and its subsidiaries. Accordingly, if we were unable to obtain debt or equity financing to repay our senior credit facility, we may be unable to maintain our operations.

         In the fifth amendment, our senior lenders also waived our lack of compliance with certain restrictive covenants in the fourth amendment to our senior credit facility, including the monthly EBITDA requirement, the requirement to sell certain of our divisions by certain dates and the requirement that Donald Moorehead and Raymond Cash provide certain minimum levels of collateral.

         We have not paid our senior lenders $800,000 in fees and approximately $350,000 in deferred interest, which amounts were due on the earlier of December 31, 2001 or when we sold our EarthLiquids division. As part of the fifth amendment, our senior lenders agreed to defer the payment of the fees and all deferred interest until December 31, 2001. We have informed our senior lenders that we expect to close the sale of our EarthLiquids division shortly after the special meeting of stockholders in March 2002. Our senior lenders have orally agreed to waive the deadline for selling our EarthLiquids division until that time, to defer the payment of the deferred interest until the sale of our EarthLiquids division is completed and to defer the payment of the fees until 60 days after the completion of the sale of our EarthLiquids division.

         Our failure to comply with our senior credit facility could allow our senior lenders to accelerate the date for repayment of all amounts incurred under our senior credit facility, which would materially and adversely affect our business and your investment in our stock.

         Since we did not sell our EarthLiquids and our Solid Waste divisions by December 31, 2001 and since we are not likely to meet the minimum monthly EBTIDA requirement during the fourth quarter of 2001, we are currently in default under our senior credit facility. At present we are operating under the senior credit facility with a written reservation of rights agreement. Such agreement will allow us to borrow and repay amounts under our senior credit facility while we negotiate an amendment to our senior credit facility.

         As of February 15, 2002, we estimate that the fair market value of our subordinated 8% and 10% debentures, our 8% and 12% notes and our Series A preferred stock, as described further below, is less than the face value of these securities, which aggregated $33.0 million as of February 15, 2002. Based on the closing price of EarthCare's common stock of $0.07 per share on February 15, 2002 and our outstanding shares of 31,138,425, the value of EarthCare's common stock is approximately $2.2 million. As of February 15, 2002, the outstanding balance owed under our senior credit facility is $41.8 million, which balance is expected to be reduced to $24.7 million following the sale of our EarthLiquids division. In connection with our review of the carrying value of the long-lived assets for our Liquid Waste division, we estimated the fair value of the long-lived assets of our Liquid Waste division to be $12.0 million. If we were to sell our Liquid Waste division for this amount and if we were to realize the value of our assets held for sale for their net realizable value of $4.9 million, we would not have generated sufficient

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


funds to repay our senior credit facility. Therefore, based on the sales of our Liquid Waste division and sales of our assets held for sale, we would not be able to generate sufficient funds to repay our subordinated debentures and notes and our Series A preferred. Since there is no active trading market for these securities, there is no readily measurable fair market value for these securities. Based on the analysis described above, we have concluded that the fair market value for these securities is less than the face value of these securities, although we are not able to establish the actual fair market value of these securities. Based on our analysis described above, we have concluded that these securities have little if any value as of February 15, 2002.

         On January 31, 2002, William Addy resigned as a director of EarthCare Company. On February 2, 2002, ISN Software, a private company owned by William Addy, discontinued its outsourcing information and telecommunication services to EarthCare Company without notification. We are currently implementing new software systems at our operating locations that have been affected by this termination of service and are arranging for alternate telecommunication services. We also plan to pursue appropriate legal action against ISN Software for return and restoration of our software data files and software systems.

         On January 4, 2002, we completed the sale of the assets of our portable toilet services line of business in New York to a private company for $225,000 in cash, which was used to pay down our senior credit facility. On February 1, 2002, we completed the sale of the assets of our portable toilet services line of business in New Jersey to a private company for $275,000 in cash, which was used to pay down our senior credit facility ($166,000), pay off certain equipment leases ($84,000) and pay legal transaction costs and sales taxes ($25,000).

         On October 30, 2001, we completed the sale of the assets of our former EarthAmerica division's service centers in Houston and Dallas, Texas, Atlanta, Georgia and Orlando, Florida to two affiliates of Heritage Propane for $4.0 million in cash. As part of this sale, $1.5 million in cash was held back pending the resolution of certain working capital matters and for general claims. In connection with this sale, we changed the name of our former EarthAmerica division to the Liquid Waste division.

         On October 11, 2001, our board of directors approved the sale of our Solid Waste division to General Waste Corporation, our EarthLiquids division to USFilter and certain assets of our former EarthAmerica division to two affiliates of Heritage Propane Partners, L.P. In addition, our board of directors decided that the Liquid Waste division, comprising our service centers in Deer Park, New York, Vernon, New Jersey and Eagle, Pennsylvania which were part of our former EarthAmerica division, and our corporate office will comprise our continuing operations and that the Liquid Waste division would not be sold. We have reclassified our historical financial statements to present our Liquid Waste division and our corporate office as continuing operations and to present our other divisions as discontinued operations.

         Following the sale of our EarthLiquids division, we expect to have approximately $24.7 million of debt outstanding under our senior credit facility with annual interest expense, payable monthly, of approximately $1.9 million. We currently pay interest monthly under our senior credit facility at the prime rate (4.75% at February 15, 2002) plus 1.5%. Interest payments of 1.5% under our senior credit facility have been deferred until the sale of our EarthLiquids division. In addition, we are obligated to pay annual interest of approximately $400,000 on $10.0 million of notional debt at a fixed rate of 7.35% less the LIBOR rate, or at a net rate of 5.27% for three months ended March 2, 2002, under the terms of a fixed rate interest swap contract that

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


expires in May 2003. The cash flow from the Liquid Waste division is expected to be sufficient during 2002 to cover interest payments on our senior credit facility and to cover our corporate costs.

         Prior to April 30, 2002, we intend to attempt to refinance our remaining indebtedness under our senior credit facility and retain our Liquid Waste division. We cannot assure you that we will sell our EarthLiquids division or that we will obtain debt or equity financing to replace our senior credit facility on satisfactory terms or at all. If we are unable to refinance our senior credit facility, we will be required to sell all remaining components of our Liquid Waste division, which would be our only remaining operating division following the sale of our EarthLiquids division. We do not expect that the proceeds obtainable at this time from the sales of the EarthLiquids and Liquid Waste divisions would be sufficient to retire all existing indebtedness of EarthCare and its subsidiaries. Accordingly, if we were unable to obtain debt or equity financing to replace our senior credit facility, you would lose all of your investment in our common stock.

         Our articles of incorporation currently authorize the issuance of 70,000,000 shares of common stock. As of February 15, 2002, we had issued and outstanding 31,138,425 shares of common stock and 600,000 shares of Series A preferred stock. In addition, a total of 1,800,000 shares of common stock are reserved for issuance under our stock-based compensation plans. We also have a number of commitments to issue common stock in connection with our 8% debentures, 8% notes, 10% debentures, 12% notes, Series A preferred stock, bridge loans and warrants. Based on the foregoing, as of February 15, 2002, we have outstanding, or are presently obligated to issue, up to an aggregate of 406,017,000 shares of common stock, or more than 336,000,000 shares in excess of the number of shares authorized by our certificate of incorporation. An increase in our authorized capital requires an amendment to our certificate of incorporation, which must be approved by our stockholders. If the proposed amendment to our certificate of incorporation is not approved, we may be forced to default on some of our obligations to issue common stock, which could accelerate the obligations to reduce debt and result in lawsuits against EarthCare. In addition, if we do not increase the number of shares available for issuance, we will not be able to issue common stock in the future to fund our operations or future obligations.

         Effective September 1, 2001, we completed the sale of our septic services line of business in Orlando, Florida to Seagraves Septic, LLC for $25,000 in cash and $625,000 in a note receivable, payable by Seagraves Septic over five years. One of the two owners of Seagraves Septic was the general manager of EarthAmerica's Orlando service center, which was sold on October 30, 2001. In addition, we subleased the office space and truck maintenance facility in Orlando, Florida to Seagraves Septic. The owners of Seagraves Septic have personally guaranteed the note receivable and the sublease contract. As part of our evaluation of the fair value of our long-lived assets at September 30, 2001, we evaluated the net realizable value of the note receivable received in this transaction and we concluded that the face value of the note receivable should be fully reserved.

         On August 8, 2001, we completed the sale of our plumbing and industrial pumping businesses in Georgia to a private company, Tempered Air Systems, and a private individual, John Hulsey, for $1.0 million in cash and a $300,000 note receivable. In addition, we obtained a release from Mr. Hulsey from his employment contract and his contingent consideration agreement. As part of our evaluation of the fair value of our long-lived assets at September 30,

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


2001, we evaluated the net realizable value of the note receivable received in this transaction and we concluded that the face value of the note receivable should be fully reserved.

         During the second quarter of 2001, we were contacted by representatives from two strategic buyers, each interested in acquiring our bulk hauling line of business in Eagle, Pennsylvania, and our service center in Deer Park, New York, respectively. Letters of intent to acquire these businesses were signed on April 17 and May 8, 2001 for the Deer Park and Eagle service centers, respectively. On August 27, 2001, the strategic buyer interested in the Deer Park service center indicated that they were no longer interested in buying the Deer Park service center. We have terminated negotiations with the strategic buyer interested in the Eagle service center.

         In February 2001, we sold the assets of our Pompano Beach, Florida service center to RGR Environmental, a private company owned by the former owners of this service center, for $950,000 in cash. We used the cash proceeds to pay down our senior credit facility.

         During the fourth quarter of 2000, we sold our environmental compliance software company, Allen Tate Commercial Software, to a private company owned by William Addy, a former director and executive officer.

         Our common stock was delisted from the Nasdaq National Market on June 5, 2001, because, among other reasons, our common stock had not traded above the minimum $5 bid price, did not have a current market capitalization exceeding $35 million, and had not had a market value for shares held by non-affiliates exceeding $15 million.

         On April 2, 2001, we acquired the equipment and intangible assets of Palm Carting, Inc., a non-hazardous solid waste collection company located in Palm Beach County, Florida for $350,000 in cash and future consideration of up to $250,000 to be paid in shares of our common stock if certain revenue targets are met, with the number of shares based upon the closing price of our common stock on the dates of measurement. In addition, we assumed $1.1 million of existing notes payable for equipment. Palm Carting's operations were integrated into our former Solid Waste division. As part of the sale of our Solid Waste division to General Waste Corporation, the obligations for future consideration to the owner of Palm Carting were assumed by General Waste Corporation.

         On March 5, 2001, we entered in to an agreement to acquire all of the outstanding shares of LandComp Corporation, which owns and operates a solid waste landfill in LaSalle County, Illinois. As an inducement to enter into this transaction, we loaned $1,055,000 to LandComp and agreed to a series of option payments that gave EarthCare the right to complete this acquisition by the end of September 2001, which amounted to $845,000 as of September 30, 2001. We were not able to complete this transaction by September 30, 2001. Following negotiations with the shareholders of LandComp during the fourth quarter of 2001, the shareholders of LandComp informed us that they were canceling the agreement with EarthCare to acquire all of the outstanding shares of LandComp. We wrote off the value of these option payments to selling, general and administrative expense during the third quarter of 2001.

         Our former independent accountants have expressed substantial doubt about our ability to continue as a going concern. We believe that EarthCare is a going concern. We currently have plans to continue as a going concern in the liquid waste industry, which plans include improving

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


the cash flow from operations and reducing our debt level by the following actions: (i) reducing the operating expenses, including the integration of certain management and administrative functions; (ii) managing working capital to improve cash flow from operating activities; (iii) selling our EarthLiquids division; (iv) refinancing certain existing debt; and (v) raising additional debt and equity capital.

         As indicated above, prior to April 30, 2002, we now intend to attempt to refinance our remaining indebtedness under our senior credit facility and retain our Liquid Waste division.

3.       DISCONTINUED OPERATIONS

         On October 11, 2001, our board of directors approved the sale of our Solid Waste division to General Waste Corporation, the sale of substantially all the assets of our Southern United States service centers of our former EarthAmerica division to two affiliates of Heritage Propane Partners, L.P and the sale of our EarthLiquids division to USFilter. In addition, our board of directors decided that the Liquid Waste division, which consists of our non-hazardous liquid waste operations in Deer Park, New York, Eagle, Pennsylvania and Vernon, New Jersey, would be the continuing operations for EarthCare Company. The board of directors decided not to dispose of the Liquid Waste division due primarily to the following reasons:

    o Selling the EarthLiquids division and the Solid Waste division provided a larger reduction in EarthCare's total debt,

    o EarthCare was not able to successfully sell the Liquid Waste division to various strategic buyers,

    o The cash flow from the operations of the Liquid Waste division will allow EarthCare to service its remaining senior debt obligations, and

    o Retaining the Liquid Waste operations will provide EarthCare with a continuing business and will allow EarthCare's executive management team and board of directors to implement a strategic plan for EarthCare's business.

         Based on the decision of our board of directors, we have presented the Liquid Waste division, along with our corporate office, as our continuing operations. Our discontinued operations consist of our Solid Waste, EarthLiquids and Allen Tate divisions. In addition, although the decision by the board of directors was made on October 11, 2001, since the executive management team had discussed this proposal with members of the board of directors prior to that meeting, we recorded the effect of this decision during the third quarter of 2001. We reversed the expected loss on the sale of our EarthAmerica division amounting to $32,043,044 during the third quarter of 2001.

         During the third quarter of 2001, we increased the expected loss on the sale of our EarthLiquids division by $14.4 million. We increased the loss by $1.1 million based on the known working capital adjustment as of September 30, 2001. Under the terms of the acquisition agreement with USFilter, if the working capital amount at closing, defined as the sum of accounts receivable, inventories and prepaid expenses less accounts payable, is less than $4,647,068, then the purchase price will be reduced by the amount that the working capital is less than $4,647,068. Based on the working capital balance of the EarthLiquids division at September 30, 2001, we recorded a $1.1 million additional loss from the sale of the EarthLiquids division. In addition, we recorded an additional loss of $4.7 million to cover costs that have been or will be incurred for this transaction. These costs include investment-banking fees ($450,000), legal fees and litigation

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


costs ($1,350,000), insurance premiums for pollution and general claim coverage ($800,000), employment contract obligations ($450,000), and environmental and other transition costs ($1,650,000). We also increased the loss on the planned sale of our EarthLiquids division by approximately $1.3 million as a result of the net income generated by our EarthLiquids division since December 31, 2000. We increased the loss on the planned sale by $3.5 million as a result of a reduction in the sales price for the EarthLiquids division negotiated with USFilter in February 2002. We recorded the $14.4 million loss as a loss on the sale of our discontinued EarthLiquids division.

         On April 12, 2001, our board of directors had previously approved of plans to sell our EarthAmerica and EarthLiquids divisions. On January 8, 2002, we entered into a plan of reorganization and merger agreement pursuant to which we sold our Solid Waste division to General Waste Corporation, a private company owned by Donald Moorehead. We are also currently planning on selling our EarthLiquids division to USFilter in a transaction that is expected to be completed in March 2002. If we are unable to sell this division, we will pursue other buyers for this division, as required by our senior lenders. We have reported the net assets of our former Solid Waste and our EarthLiquids divisions in our condensed consolidated balance sheets as "net assets of discontinued operations." We have reported the operating results of our EarthLiquids and our former Solid Waste and Allen Tate divisions in our condensed consolidated statements of operations as "Income (loss) from discontinued operations" for the period prior to the measurement date, as the results of operations after the measurement date are included in the estimated loss on the sale of these divisions. We have deemed March 31, 2001 to be the measurement date for the sale of our EarthLiquids division and September 30, 2001 to be the measurement date for the sale of our Solid Waste division.

         Although we expect to realize a gain from the sale of the Solid Waste division, we did not record any gain and we do not plan to record any gain from the expected sale of the Solid Waste division until the first quarter of 2002. Since the sale of our Solid Waste division was to a related party, General Waste Corporation, a private company owned by Donald Moorehead, and since a portion of the merger consideration consisted of securities formerly held by Donald Moorehead and his affiliate, we will not record the gain in our results from discontinued operations. We will record the gain as an increase in our paid in capital. In addition, we will not record approximately $4.5 million of the gain until certain contingent obligations relating to the Sanders Morris Harris and Sagemark Capital bridge loans and an employment contract for Harry Habets, EarthCare's president and chief operating officer, are resolved. Although we expect that the Solid Waste division will incur a net loss during the period from October 1, 2001 to January 8, 2002, the estimated amount of such loss will be less than the expected gain on the sale of the Solid Waste division. Therefore, we have not recorded a provision for the expected loss from the operations of the Solid Waste division during this period.

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


         We have presented below a summary of the operating results from the discontinued operations for the nine-month and the three-month periods ended September 30, 2001 and 2000.


                                                            Nine months ended September 30,     Three months ended September 30,
                                                            -------------------------------     --------------------------------
                                                                2001              2000              2001              2000
                                                            ------------      -------------     ------------      --------------
EarthLiquids:
    Revenues                                                $ 28,662,373      $ 26,677,193      $  8,461,422      $  9,436,522
    Cost of operations                                        19,215,806        17,286,278         5,690,686         6,167,486
    Selling, general and administrative expense                4,459,294         4,813,249         1,415,354         1,569,877
    Depreciation and amortization expense                        740,470         1,958,359                --           688,369
                                                            ------------      ------------      ------------      ------------
    Operating income                                           4,246,803         2,619,307         1,355,382         1,010,790
    Interest and other expense                                 2,371,986         2,476,185           731,337           849,256
    Income included in the accrual for loss on sale           (1,591,307)               --          (624,045)               --
                                                            ------------      ------------      ------------      ------------
    Income from discontinued operations                     $    283,510      $    143,122      $         --      $    161,534
                                                            ============      ============      ============      ============

Solid Waste division:
    Revenues                                                $ 17,832,642      $    694,400      $  6,059,450      $    114,400
    Cost of operations                                        12,278,237                --         4,422,694                --
    Selling, general and administrative expense                2,885,159            96,883         1,532,799            96,883
    Depreciation and amortization expense                      1,391,199                --           463,063                --
                                                            ------------      ------------      ------------      ------------
    Operating income (loss)                                    1,278,047           597,517          (359,106)           17,517
    Interest and other expense                                 2,742,158           (34,747)          789,019           (15,218)
                                                            ------------      ------------      ------------      ------------
    Income (loss) from discontinued operations              $ (1,464,111)     $    632,264      $ (1,148,125)     $     32,735
                                                            ============      ============      ============      ============

Allen Tate division:
    Revenues                                                                  $     91,681                        $     19,524
    Cost of operations                                                                  --                                  --
    Selling, general and administrative expense                                  1,316,423                             650,142
    Depreciation and amortization expense                                          279,116                             100,967
                                                                              ------------                        ------------
    Operating loss                                                              (1,503,858)                           (731,585)
    Interest and other expense                                                      76,319                              53,926
                                                                              ------------                        ------------
    Loss from discontinued operations                                         $ (1,580,177)                       $   (785,511)
                                                                              ============                        ============

Total:
    Revenues                                                $ 46,495,015      $ 27,463,274      $ 14,520,872      $  9,570,446
    Cost of operations                                        31,494,043        17,286,278        10,113,380         6,167,486
    Selling, general and administrative expense                7,344,453         6,226,555         2,948,153         2,316,902
    Depreciation and amortization expense                      2,131,669         2,237,475           463,063           789,336
                                                            ------------      ------------      ------------      ------------
    Operating income                                           5,524,850         1,712,966           996,276           296,722
    Interest and other expense                                 5,114,144         2,517,757         1,520,356           887,964
    Income included in the accrual for loss on sale           (1,591,307)               --          (624,045)               --
                                                            ------------      ------------      ------------      ------------
    Loss from discontinued operations                       $ (1,180,601)     $   (804,791)     $ (1,148,125)     $   (591,242)
                                                            ============      ============      ============      ============

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)

         We have presented below a summary of the net assets of the discontinued operations as of September 30, 2001 and December 31, 2000.


                                                         September 30, 2001   December 31, 2000
                                                         ------------------   -----------------
Cash                                                        $  1,206,002        $    613,900
Accounts receivable                                            8,599,081           7,519,197
Prepaid expenses and other current assets                      1,642,686           1,176,520
Property, plant and equipment, net                            48,674,423          48,360,162
Intangible assets, net                                        30,718,086          30,294,339
Other assets                                                   2,193,028             539,050
Accounts payable                                              (3,019,862)         (2,221,875)
Accrued liabilities                                           (4,830,939)         (4,773,892)
Long-term debt including current portion                     (18,571,375)        (13,314,703)
Estimated loss on the planned sale of EarthLiquids           (44,387,222)        (28,380,660)
                                                            ------------        ------------
Net assets of discontinued operations                       $ 22,223,908        $ 39,812,038
                                                            ============        ============

4.       ASSETS HELD FOR SALE

         We have classified as assets held for sale the accounts receivable, prepaid expenses, property, plant and equipment, intangible and other long-term assets that have been sold or are expected to be sold subsequent to September 30, 2001.

         We present below a summary of the assets held for sale at September 30, 2001 and December 31, 2000.



                                                           September 30,     December 31,
                                                               2001              2000
                                                            -----------      -----------
Accounts receivable, net                                    $ 1,019,524      $ 1,975,197
Prepaid expenses and other current assets                       236,582          999,356
Property, plant and equipment, net                            4,076,488        7,357,772
Intangible assets, primarily goodwill, net                    7,114,685        9,839,309
Other long-term assets                                           16,358           13,844
Valuation allowance to record net assets held
    for sale at their net realizable value                   (7,554,166)              --
                                                            -----------      -----------
Assets held for sale                                        $ 4,909,471      $20,185,478
                                                            ===========      ===========

         In six separate transactions from February 2001 to February 2002, we sold substantially all the assets and operations of our former EarthAmerica division's service centers in the Southern United States. During the nine months ended September 30, 2001, we sold the assets of our former EarthAmerica division's service centers in Pompano and Orlando, Florida and Gainesville, Georgia and received cash proceeds of $1,975,000 and notes receivable of $925,000. We recognized a loss of $5.9 million on these sales and recorded this loss in our continuing

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)

statement of operating results.

         The assets held for sale at September 30, 2001 consist of the assets shown in the table above and relate to our former EarthAmerica division's service centers in Houston and Dallas, Texas, Atlanta, Georgia and Orlando, Florida. In addition, the assets held for sale include assets related to our liquid waste treatment facility in Orlando, Florida and our portable toilet services lines of business in New York and New Jersey. We sold the assets of our former EarthAmerica division's service centers in the Southern United States on October 30, 2001 for $4.0 million and we sold the assets of our portable toilet services lines of business in January and February 2002 for $500,000. We expect to sell the remaining assets held for sale for approximately $0.5 million.

         We have realized and expect to realize aggregate losses of approximately $9.0 million from these completed or planned sales. We have recorded this expected loss as a valuation reserve against the assets held for sale during the third quarter of 2001. In addition, during the third quarter of 2001, we recorded a charge of $1.6 million for transaction costs associated with the sale of our service centers in Orlando and Pompano, Florida, Atlanta and Gainesville, Georgia and Houston and Dallas, Texas, as well as our portable toilet line of business assets in New York and New Jersey and our liquid waste treatment facility in Orlando, Florida.

5.       IMPAIRMENT LOSS ON LONG-LIVED ASSETS

         During the third quarter of 2001, we reviewed the carrying value of the long-lived assets of our Liquid Waste division for possible impairment. We conducted this review primarily due to three factors: (i) we are required to sell the Liquid Waste division by April 30, 2002 under the terms of our senior credit facility; (ii) we had not been able to sell the Liquid Waste division, as a whole or in components, despite efforts during 2001 to reach agreement with several strategic buyers; and (iii) the market value of our common stock declined significantly. The last factor indicated to us that the market value of EarthCare to a buyer of our common stock was significantly less than it had been at the end of fiscal year 2000. In addition, we had not been able to reach agreements to sell our Liquid Waste division, as a whole or in components, despite significant efforts on our part. This condition indicated to EarthCare's management group that the market value of our Liquid Waste division was significantly less than we estimated at the end of fiscal year 2000. We are required to sell our Liquid Waste division by April 30, 2002 in order to comply with the terms of our senior credit facility. At present, we do not have any negotiations in process to do so; however, we have obtained preliminary indications of the values for these businesses based on various discussions with interested strategic and financial buyers.

         In order to assess the fair value of the long-lived assets of the Liquid Waste division, we considered the cash flows that will be generated by this division through April 30, 2002, the date by which we are required to sell this division. As part of those future cash flows, we also considered the obligations of the Liquid Waste division, other than debt, that currently exist or that will exist when the EarthLiquids division is sold. We determined that the cash flows from the Liquid Waste division would not be adequate to meet all the existing and future obligations of EarthCare following the sale of the EarthLiquids division. We also evaluated the terminal value for the Liquid Waste division and determined the value for the Liquid Waste division is approximately $12.0 million. This value was based on discussions with strategic and financial buyers who have expressed an interest in buying this division, as a whole or in components. This value is supported by the current bank lending market where senior secured debt may be reasonably obtained based on a multiple of approximately 3 times EBITDA. We also allowed for

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


the fact that a buyer may also put some equity investment in the venture, but that the cash inflow for such equity investment would be offset by the cash outflow needed for capital expenditures. In summary, we would not expect to be able to successfully sell this division for more than 3 to 3.5 times EBITDA. Therefore, based on the EBITDA generated by this division on an annualized basis of approximately $4.0 million, we believe that the fair value for the Liquid Waste division is $12.0 million. We concluded that this value was the best indicator of the discounted cash flow generated by the Liquid Waste division.

         Since the value of $12.0 million was less than the carrying value of the Liquid Waste division's long-lived assets, we recorded a permanent impairment against the carrying value of the long-lived assets. We wrote down the intangible asset carrying value from $22.5 million to zero, the carrying value of our other long-term assets, consisting primarily of deferred financing costs, from $3.4 million to zero and we reduced the carrying value of land and buildings by $845,000, such that the remaining carrying value of the property, plant and equipment at September 30, 2001 was $12.0 million.

6.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies we have followed to prepare the condensed consolidated financial statements are consistent with the accounting policies described in EarthCare's notes to consolidated financial statements for the years ended December 31, 2000, 1999 and 1998.

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

         We derived the financial information as of December 31, 2000 from our audited financial statements.

         INCOME (LOSS) PER SHARE AND WEIGHTED SHARES

         We have not presented separate basic and diluted net loss per share information because the incremental shares used to determine net loss per share would be anti-dilutive. There is no difference between the basic and diluted weighted average shares for the periods presented. For the nine-month and three-month periods ended September 30, 2001 and 2000, we excluded the following potentially dilutive common stock equivalents from our calculations of diluted shares:

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)



                                                       Nine and three months ended
                                                              September 30,
                                                       ---------------------------
                                                          2001           2000
                                                       ----------      ---------
Stock options                                             902,329      1,375,529
Warrants                                                2,430,410      1,439,161
Contingently issuable shares                              200,428        200,428
Shares issuable upon conversion of:
   10% debentures                                      24,336,895      2,458,113
   Series A preferred                                  43,050,000             --
   Bridge loan from Sagemark Capital                    5,000,000             --
Shares issuable
   to pay interest on 12% notes                                --        283,810
                                                       ----------      ---------
                                                       75,920,062      5,757,041
                                                       ==========      =========

7.       ACQUISITIONS

         CONTINUING OPERATIONS - LIQUID WASTE DIVISION

         On March 10, 2000, we acquired all of the outstanding capital stock of All County Resource Management Corporation, a non-hazardous liquid waste collection, treatment, transportation and disposal service business with operations in Vernon, New Jersey and Beacon, New York. We acquired All County Resource Management Corporation for $7,800,000 in cash and 598,686 shares of EarthCare's common stock with an aggregate market value of $4,500,000 at issuance. The results of operations for All County have been included in EarthCare's results of continuing operations from the date of acquisition. If Earthcare had acquired All County on January 1, 2000, its pro forma revenue for the nine months ended September 30, 2000 would have been $39.2 million and its net loss and net loss per share from continuing operations for the nine months ended September 30, 2000 would have been $10.2 million and $0.80 per share, respectively.

8.       DEBT

         As of September 30, 2001 and December 31, 2000, our debt consisted of the following:


                                                    September 30,    December 31,
Continuing operations                                   2001             2000
                                                    -------------    ------------
EarthCare senior credit facility                     $48,905,553     $52,000,000
12% notes                                             20,000,000      20,000,000
10% debentures                                        17,976,984      16,696,765
Other                                                         --         131,551
                                                     -----------     -----------
Total debt                                            86,882,537      88,828,316
Less current portion                                  48,905,553      52,131,551
                                                     -----------     -----------
Long-term debt                                       $37,976,984     $36,696,765
                                                     ===========     ===========

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


         SENIOR CREDIT FACILITY

         Under our senior credit facility, we may borrow up to $42.5 million at prime (4.75% as of February 15, 2002) plus 3%. The prime rate is based on the published rate of Bank of America, N.A. On November 13, 2001, we executed a fifth amendment to our senior credit facility with our senior lenders. As part of the agreed upon terms for the fifth amendment, we will be required to comply with certain covenants, including the following:

    o Maintaining monthly EBITDA (earnings before interest, taxes, depreciation and amortization) for all of our operations of $300,000 beginning October 2001, with the minimum monthly EBITDA requirement to be adjusted following the sale of our EarthLiquids and Solid Waste divisions,

    o    Completing the sale of our EarthLiquids division by December 31, 2001,

    o Completing the sale of our Solid Waste division by December 31, 2001, and

    o    Completing the sale of our Liquid Waste division by April 30, 2002.

         Since we are required to use the proceeds from the sale of our divisions and the proceeds from any refinancing of our senior credit facility to repay our senior credit facility and since we expect those events to be completed during the next twelve months, we have classified the outstanding balance under our senior credit facility as a current liability. If we are unable to complete the sale of our divisions by the date required by the fifth amendment, we will have to seek an amendment to our senior credit facility or seek other financing to repay our senior credit facility. Other sources of financing might include refinancing our senior credit facility, seeking new debt or equity financing or seeking other buyers for our divisions. We may not be able to complete the sale of our EarthLiquids division and we may not be able to obtain debt or equity financing to replace our senior credit facility on satisfactory terms or at all. If we are unable to refinance our senior credit facility, we will be required to sell all the components of our newly formed Liquid Waste division, which would be our only remaining operating division following the sale of our EarthLiquids division. We do not expect that the proceeds obtainable at this time from the sale of the EarthLiquids division, together with the sale of the Liquid Waste division, would be sufficient to retire all existing indebtedness of EarthCare and its subsidiaries. Accordingly, if we were unable to obtain debt or equity financing to repay our senior credit facility, we may be unable to maintain our operations and, accordingly, EarthCare would be liquidated.

         In the fifth amendment, our senior lenders also waived our lack of compliance with certain restrictive covenants in the fourth amendment to our senor credit facility, including the monthly EBITDA requirement, the requirement to sell certain of our divisions by certain dates and the requirement that Donald Moorehead and Raymond Cash provide certain minimum levels of collateral.

         We have not paid our senior lenders $800,000 in fees and approximately $350,000 in deferred interest, which amounts were due on the earlier of December 31, 2001 or when we sold our EarthLiquids division. As part of the fifth amendment, our senior lenders agreed to defer the payment of the fees and all deferred interest until December 31, 2001. We have informed our senior lenders that we expect to close the sale of our EarthLiquids division shortly after the special meeting of stockholders in March 2002. Our senior lenders have orally agreed to waive the deadline for selling our EarthLiquids division until that time, to defer the payment of the

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


deferred interest until the sale of our EarthLiquids division is completed and to defer the payment of the fees until 60 days after the completion of the sale of our EarthLiquids division.

         Our failure to comply with our senior credit facility could allow our senior lenders to accelerate the date for repayment of all amounts incurred under our senior credit facility, which would materially and adversely affect our business and your investment in our stock.

         We have entered into one short-term fixed-interest rate swap contract covering $10,000,000 in notional debt. We are obligated to pay annual interest of approximately $400,000 on $10.0 million of notional debt at a fixed rate of 7.35% less the LIBOR rate, or at a net rate of 5.27% as of December 3, 2001, under the terms of this fixed rate interest swap contract that expires in May 2003. During the third quarter of 2001, we recorded a charge of $809,000 to interest expense in order to recognize the estimated fair market value of our obligation under this contract.

         Since we did not sell our EarthLiquids and our Solid Waste divisions by December 31, 2001 and since we are not likely to meet the minimum monthly EBTIDA requirement during the fourth quarter of 2001, we are currently in default under our senior credit facility. At present we are operating under a written reservation of rights agreement. Such agreement allows us to borrow and repay amounts under our senior credit facility while we negotiate an amendment to our senior credit facility.

         12% NOTES

         On February 16, 2000, we completed a $20,000,000 private placement of our 12% Subordinated Debentures Due March 30, 2008, also referred to as "12% notes," including issuance of warrants to purchase 400,000 shares of our common stock. We placed the 12% notes with the following related parties:

    o    Donald Moorehead - $7,500,000,

    o Moorehead Charitable Remainder Unit Trust, for which Donald Moorehead is the trustee - $1,500,000,

    o    Cash Family Limited Partnership, an affiliate of Raymond Cash -
         $7,500,000,

    o    Founders Equity Group - $1,000,000,

    o    George Moorehead, brother of Donald Moorehead - $1,500,000, and

    o An individual investor, Thomas Hughes, who has provided collateral for our senior credit facility - $1,000,000.

         The 12% notes mature March 30, 2008 and accrue interest at 12% per year from the date of the private placement, payable semi-annually on September 30 and March 30 of each year. The first interest payment due September 30, 2000 was deferred to March 31, 2001, and in return for such deferral, we issued additional warrants to purchase 400,000 shares of our common stock. We may pay interest on the 12% notes by issuing our common stock. The number of shares issued is determined by dividing the interest payable by the closing price of our common stock on the day that the interest is due. On March 31, 2001, we determined that 3,090,966 shares of our common stock were to be issued at a market value of $1.047 per share for the first interest payment on the 12% notes. We issued these shares on April 25, 2001. On September 28, 2001, we determined that 3,607,164 shares of our common stock were to be issued at a market value of $0.30 per share. We issued these shares on September 28, 2001. On February 14, 2002, we

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


issued 7,971,520 shares of our common stock with value of $0.10 per share, the closing price of our common stock on February 14, 2002, to the holders of our 12% and 8% notes as a prepayment of accrued interest due on these notes for the period from October 1, 2001 to February 14, 2002.

         In connection with the sale of our Solid Waste division to General Waste Corporation, we received $6,011,000 of 12% notes held by Donald Moorehead as consideration for the sale and we cancelled the notes.

         8% NOTES

         As part of the sale of our Solid Waste division to General Waste Corporation, we issued new 8% Subordinated Notes due March 30, 2008, also referred to as "8% notes," with a principal value of $2,989,000 to Donald Moorehead and an affiliate to replace the 12% notes held by them. The terms of the 8% notes are similar to the terms of the 12% notes. However, EarthCare's board of directors may, at its option, if EarthCare is unable to repay or refinance the 8% notes, require that the notes be converted to shares of our common stock at a conversion price of $1.00 per share.

         10% DEBENTURES

         On October 11, 2000, we completed a $15,000,000 private placement of our 10% Convertible Subordinated Debentures due October 31, 2006. We placed $7,887,000 of our 10% debentures with the following related parties:

    o    Donald Moorehead and his immediate family - $3,537,000,

    o    Raymond Cash - $2,000,000,

    o    George Moorehead - $1,250,000,

    o Certain principals and their immediate families of the investment bank that arranged for the placement of the debentures, Sanders Morris Harris - $1,075,000, and

    o Founders Equity Group, an investment bank to whom Donald Moorehead provided debt financing - $25,000.

         Interest is payable quarterly at the rate of 10% per year on the 10% debentures. From the closing through October 2001, interest is payable in kind by issuing additional 10% debentures. For the two years ending October 2003, interest may be paid in cash if permitted by our senior lenders, otherwise interest is payable in additional debentures. For the last three years, interest is payable in cash. The holders of the 10% debentures may convert the 10% debentures into shares of our common stock at a current rate of $0.90 per share. Based on the $14,093,222 balance of the 10% debentures at February 15, 2002, if the holders converted their 10% debentures, they would receive 15,659,136 shares of our common stock.

         On December 31, 2001, September 30, 2001, June 30, 2001 and March 31, 2001, we issued an additional $453,119, $441,978, $426,540 and $411,701 of our
10% debentures as interest payments. We may call the 10% debentures at any time and we are required to redeem the 10% debentures on October 31, 2006.

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


         8% DEBENTURES

         As part of the sale of our Solid Waste division to General Waste Corporation, we issued new 8% Subordinated Convertible Debentures due October 31, 2006, also referred to as "8% debentures" with a principal value of $4,336,861 to Donald Moorehead and an affiliate to replace the 10% debentures held by them. The terms of the 8% debentures are similar to the terms of the 10% debentures. However, EarthCare's board of directors may, at its option, if EarthCare is unable to repay or refinance the 8% debentures, require that the notes be converted to shares of our common stock at a conversion price of $1.00 per share. In addition, the conversion price for the 8% debentures is fixed at $1.00 per share.

         FAIR MARKET VALUE OF SUBORDINATED DEBENTURES AND NOTES AND SERIES A PREFERRED

         As of February 15, 2002, we estimate that the fair market value of our subordinated 8% and 10% debentures, our 8% and 12% notes and our Series A preferred stock, as described further below, is less than the face value of these securities, which aggregated $33.0 million as of February 15, 2002. Based on the closing price of EarthCare's common stock of $0.07 per share on February 15, 2002 and our outstanding shares of 31,138,425, the value of EarthCare's common stock is approximately $2.2 million. As of February 15, 2002, the outstanding balance owed under our senior credit facility is $41.8 million, which balance is expected to be reduced to $24.3 million following the sale of our EarthLiquids division. In connection with our review of the carrying value of the long-lived assets for our Liquid Waste division, we estimated the fair value of the long-lived assets of our Liquid Waste division to be $12.0 million. If we were to sell our Liquid Waste division for this amount and if we were to realize the value of our assets held for sale for their net realizable value of $4.9 million, we would not have generated sufficient funds to repay our senior credit facility. Therefore, based on the sales of our Liquid Waste division, sales of our assets held for sale and recovery of our notes receivable, we would not be able to generate sufficient funds to repay our subordinated debentures and notes and our Series A preferred. Since there is no active trading market for these securities, there is no readily measurable fair market value for these securities. Based on the analysis described above, we have concluded that the fair market value for these securities is less than the face value of these securities, although we are not able to establish the actual fair market value of these securities. Based on our analysis described above, we have concluded that these securities have little if any value as of February 15, 2002.

         DISCONTINUED OPERATIONS - SOLID WASTE DIVISION

         As part of the sale of the Solid Waste division, the debt of the Solid Waste division was assumed by General Waste Corporation. As of September 30, 2001 and December 31, 2000, our debt for our discontinued operations, all of which is debt of our discontinued Solid Waste division, consisted of the following amounts, which are included in the net assets of discontinued operations.

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)



                                                    September 30,    December 31,
Discontinued operations                                 2001             2000
                                                    -------------    ------------
Earth Resource Management
- Senior credit facility                             $ 7,275,385     $ 7,817,693
- Bridge loan                                          3,000,000       3,000,000
- Equipment and mortgage notes                         3,390,024       2,497,010

Earth Resource Management
   of South Florida:
- Bridge loans                                         4,000,000              --
- Equipment notes                                        905,966              --
                                                     -----------     -----------
Total debt - all current                             $18,571,375     $13,314,703
                                                     ===========     ===========

         EARTH RESOURCE MANAGEMENT SENIOR DEBT

         We have a revolving line of credit and a mortgage note payable agreement with CIB Marine Bank with a total availability of $10.0 million. We may borrow up to $4.0 million under the revolving line of credit based on certain asset levels. In addition, we have a $4.0 million mortgage facility. We pay interest monthly in cash at an annual rate of prime plus 1 1/2%. We also have $2.0 million available for letters of credit, of which we have approximately $1.8 million of letters of credit outstanding at September 30, 2001. In addition, we are obligated to make monthly payments of $55,600 on the mortgage note payable. We have provided CIB Marine with a security interest in all of the assets of Earth Resource Management, except for the stock of, and the assets owned by, Earth Resource Management of South Florida, Inc. and EarthCare Acquisition Sub, Inc., both wholly owned subsidiaries of Earth Resource Management. In addition, we have provided CIB Marine with a security interest in 57% of the outstanding common stock of Earth Resource Management. We have provided EarthCare's senior lenders with a security interest in 43% of the outstanding common stock of Earth Resource Management. We are obligated to maintain an EBITDA to debt service coverage of 1.25 for each year. We did not comply with certain covenants in the Earth Resource Management senior debt agreement relating to certain financial ratios for the year ended December 31, 2000 and the nine months ended September 30, 2001. The Earth Resource Management debt owed to CIB Marine was due September 30, 2001 and we have included the Earth Resource Management debt to CIB Marine in the current portion of long-term debt. The CIB Marine senior debt was assumed by General Waste Corporation as part of its acquisition of our Solid Waste division.

         EARTH RESOURCE MANAGEMENT - BRIDGE LOAN

         On December 3, 2000, we borrowed $3,000,000 pursuant to a subordinated loan from Donald Moorehead, as part of a related financing transaction. At the same time, Donald Moorehead borrowed $3,000,000 from Solid Waste Resources, a private company owned by Glen Miller. The terms of our subordinated loan are identical to the terms of the loan from the private company. We used the proceeds from this loan to pay down our senior credit facility. We are obligated to pay interest at the rate of 24% per year under this loan. We were also obligated to pay $150,000 in fees and an additional $218,000 in interest because we did not repay this loan

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


in April 2001. We paid the $150,000 placement fee in June 2001 to Glen Miller, the owner of Solid Waste Resources. This bridge loan was assumed by General Waste Corporation as part of its acquisition of our Solid Waste division.

         EARTH RESOURCE MANAGEMENT AND EARTH RESOURCE MANAGEMENT OF SOUTH FLORIDA - EQUIPMENT AND MORTGAGE NOTES PAYABLE

         We have several separate notes payable used to finance vehicle and equipment purchases. The vehicles and equipment that were financed collateralize all these notes. We pay interest on these notes at annual rates ranging from 5.5% to 21% per year. Donald Moorehead guarantees one of these notes. In November 2000, we obtained a mortgage note payable for $400,000 to finance the acquisition of our principal operating location in Tampa, Florida. We pay interest monthly at an annual rate of 9.75% per year and the land and building acquired collateralize the mortgage note payable. These equipment and mortgage notes payable were assumed by General Waste Corporation as part of its acquisition of our Solid Waste division.

         EARTH RESOURCE MANAGEMENT OF SOUTH FLORIDA - BRIDGE LOANS

         On March 5, 2001, Earth Resource Management of South Florida obtained a $2,500,000 loan from a private placement by Sanders Morris Harris. We agreed to pay interest at 14% per year, payable monthly in cash. Because we did not repay this bridge loan on April 30, 2001, we pay interest at a rate of 18% per year, payable monthly in cash. We issued the private lenders 100,000 shares of our common stock at the time of the loan closing. For each month after April 30, 2001 that any amount remains payable under the Sanders bridge loan, we are obligated to issue an additional 100,000 shares of our common stock. Because we have not repaid the Sanders bridge loan by the required date, as of February 15, 2002, we have issued 1,000,000 shares of our common stock to the holders of the Sanders bridge loan. Donald Moorehead has personally guaranteed the Sanders bridge loan and has provided collateral of $500,000. In addition, we have provided the common stock of Earth Resource Management of South Florida and EarthCare Acquisition Sub as collateral for the Sanders bridge loan, as well as a security interest in all of the assets of these two subsidiaries. We have also provided the note receivable from LandComp Corporation as collateral for this bridge loan. As part of the sale of our Solid Waste division, we issued a warrant to purchase 300,000 shares of our common stock at $0.0001 to the holders of the Sanders bridge loan. The Sanders bridge loan was assumed by General Waste Corporation as part of its acquisition of our Solid Waste division. We remain obligated to issue up to 100,000 shares of EarthCare's common stock for each month this loan is not fully repaid.

         On April 11, 2001, Earth Resource Management of South Florida obtained a $1,500,000 convertible bridge loan from Sagemark Capital in a private placement. The Sagemark loan may be converted into our common stock at a current conversion price of $0.07 per share, which conversion price is protected against dilution. Donald Moorehead is a limited partner in Sagemark Capital, although he does not control Sagemark Capital and would not have any beneficial interest in our common shares into which the loan may be converted. We agreed to pay interest at an annual rate of 14% payable monthly in cash. In addition, we issued to the lender a warrant to purchase 680,000 shares of our common stock at $0.001 per share, which warrant is fully vested. Donald Moorehead has personally guaranteed the Sagemark loan and we have agreed not to pledge any additional assets of Earth Resource Management of South Florida or EarthCare Acquisition Sub. As part of the sale of our Solid Waste division, General Waste Corporation assumed this loan, we paid Sagemark Capital a fee of $25,000 and we issued

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


500,000 shares of our common stock. We also agreed to file a registration statement with the Securities and Exchange Commission relating to these shares, the shares that may be issued upon the exercise of the warrant and the shares into which the bridge loan may be converted.

9.       STOCKHOLDERS' EQUITY

         Our articles of incorporation currently authorize the issuance of 70,000,000 shares of common stock. As of February 15, 2002, we had issued and outstanding 31,138,425 shares of common stock and 600,000 shares of Series A preferred stock. In addition, a total of 1,800,000 shares of common stock are reserved for issuance under our stock-based compensation plans. We also have a number of commitments to issue common stock in connection with our 8% notes, 8% debentures, 10% debentures, 12% notes, Series A preferred stock, bridge loans and warrants. Based on the foregoing, as of February 15, 2002, we have outstanding, or are presently obligated to issue, up to an aggregate of 406,017,000 shares of common stock, or more than 336,000,000 shares in excess of the number of shares authorized by our certificate of incorporation. We have filed a definitive proxy with the Securities and Exchange Commission that includes a proposal to our stockholders to increase our authorized capital, which requires an amendment to our certificate of incorporation that must be approved by our stockholders. If the proposed amendment to our certificate of incorporation is not approved, we may be forced to default on some of our obligations to issue common stock, which could accelerate the obligations to reduce debt and result in lawsuits against EarthCare. In addition, if we do not increase the number of shares available for issuance, we will not be able to issue common stock in the future to fund our operations or future obligations.

         OPTIONS

         As of February 15, 2002, options to purchase 902,329 shares of our common stock were outstanding at an average exercise price of $10.15. From January 1, 2001 through September 30, 2001, options to purchase 118,500 shares of our common stock were cancelled in connection with the resignations of certain employees.

         WARRANTS

         As of February 15, 2002, warrants to purchase 2,566,435 shares of our common stock were outstanding at an average exercise price of $1.35 per share.

10.      SEGMENT INFORMATION

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

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


11.      PROPERTY, PLANT AND EQUIPMENT

         Our property, plant and equipment consists of the following as of September 30, 2001 and December 31, 2000:



                                                September 30,      December 31,
                                                    2001               2000
                                                -------------      ------------
Land and improvements                            $  2,124,451      $  2,124,451
Buildings and improvements                          1,966,876         2,801,442
Machinery and equipment                             9,468,877        10,049,043
Office equipment, furniture & fixtures              1,336,803         1,352,671
Construction-in-progress                              527,056           333,194
                                                 ------------      ------------
                                                   15,424,063        16,660,801
Less accumulated depreciation                      (3,424,063)       (2,444,380)
                                                 ------------      ------------
                                                 $ 12,000,000      $ 14,216,421
                                                 ============      ============

12.      ACCRUED LIABILITIES

         Our accrued liabilities consist of the following as of September 30, 2001 and December 31, 2000:


                                                    September 30,    December 31,
                                                        2001             2000
                                                    -------------    ------------
Payroll, bonuses, taxes and benefits                 $ 1,399,319     $ 1,299,086
Interest                                                 954,688       2,623,235
Insurance                                              2,528,817       2,661,097
Severance, legal and indemnification                   1,572,446       2,129,344
Environmental matters                                  2,800,000       2,800,000
Accrual for loss on sale of division                          --      30,453,044
Other                                                  2,760,597       3,829,806
                                                     -----------     -----------
Total accrued liabilities                            $12,015,867     $45,795,612
                                                     ===========     ===========

                                EARTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited and continued)


13.      RELATED PARTY TRANSACTIONS

         On January 3, 2002, EarthCare obtained loans for $862,500 from certain affiliates of Donald Moorehead, from William Solomon, its chief financial officer, and from two of its employees, which loan proceeds were used to finance a portion of the premium down payment for EarthCare's insurance coverage. These loans are due March 3, 2002 and, if not paid at that date, bear interest at 18% per year. Donald Moorehead guaranteed the loans form the employees of EarthCare.

         Included in other assets of our discontinued Solid Waste division at September 30, 2001 and December 31, 2000 is a $500,000 note receivable from Solid Waste Ventures, Inc., a private company that is owned 100% by a private investor and which is in part financed by Donald Moorehead, although he does not have any ownership interest in the company. Solid Waste Ventures was the former majority stockholder of Earth Resource Management of Florida.

         Accounts receivable at September 30, 2001 and December 31, 2000 included approximately $127,000 and $24,000, respectively, due from ISN Software, a private company owned in part by William Addy, a former executive officer and director. During the nine-month and three-month periods ended September 30, 2001, we incurred fees of $607,000 and $202,500, respectively, for information services provided by ISN Software. In addition, during the nine-month and three-month periods ended September 30, 2001, we incurred costs of $1,216,000 and $404,000, respectively, for telecommunication charges and employees leased by ISN Software from EarthCare, which costs were billed to ISN Software.

         Effective September 30, 2001, William Addy resigned as an officer of EarthCare. We have entered into a release agreement with him that requires us to pay him $13,750 per month through September 30, 2004. The liability for this release agreement is included in our accrued liabilities at September 30, 2001. On January 31, 2002, William Addy resigned as a director.

                                     ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


BUSINESS

         EarthCare Company ("EarthCare") is a publicly traded company whose common stock is currently traded on the OTC Bulletin Board under the symbol "ECCO.OB". EarthCare and its subsidiaries are currently engaged in two non-hazardous waste divisions: our continuing Liquid Waste division and our discontinued EarthLiquids division that is expected to be sold in March 2002. Our Liquid Waste division, which includes components of our former EarthAmerica division, provides non-hazardous liquid waste collection, processing, treatment, disposal, bulk transportation, pumping, plumbing and maintenance services from our operating locations in New York, New Jersey and Pennsylvania. Our discontinued EarthLiquids division provides non-hazardous used oil and oily wastewater recovery and treatment services in Florida, Delaware, Louisiana, Maryland, New Jersey and Pennsylvania. EarthLiquids also sells refined oil derived from used oil and oily wastewater.

RECENT DEVELOPMENTS

         On January 8, 2002, we entered into a plan of reorganization and merger agreement pursuant to which we sold our Solid Waste division to General Waste Corporation, a private company wholly owned by Donald F. Moorehead, our chairman, chief executive officer and significant stockholder. Our former Solid Waste division provided collection, transfer and disposal of non-hazardous solid waste in Hillsborough County, Florida, the adjoining counties, and Palm and Broward counties in Florida. We sold the common stock of our wholly owned subsidiary, Earth Resource Management, Inc., and its two wholly owned subsidiaries, Earth Resource Management of South Florida, Inc. and EarthCare Acquisition Sub, Inc. to General Waste Corporation. In addition, we sold our West Palm Beach, Florida real property to Fairgrounds Road Property, LLC, an affiliate of Raymond Cash, our former vice chairman and a significant stockholder, for $2.5 million in cash, in a transaction related to the sale of our Solid Waste division. These transactions resulted in a reduction in the amounts owed under our senior credit facility of $5 million and the return to EarthCare of $12,315,000 in aggregate face amount of our Series A preferred stock and $6,011,000 in principal amount of our 12% Subordinated Notes Due March 30, 2008. We sometimes refer to the 12% Subordinated Notes Due March 30, 2008 as "12% notes." General Waste Corporation also assumed approximately $18,674,000 in other indebtedness of our Earth Resource Management subsidiaries, which subsidiaries comprised our Solid Waste division, and issued to EarthCare a warrant to acquire 8% of General Waste Corporation's common stock issued and outstanding as of the closing. The warrant is exercisable at $24.00 per share and may be exercised during the two-year period from January 8, 2004 to January 8, 2006. These transactions, which were approved by our senior lenders, did not require approval of our stockholders.

         In February 2002, we expect to sign a definitive agreement to sell our EarthLiquids division to US Filter Recovery Systems (Mid-Atlantic), Inc. ("USFilter") for $31.5 million in cash at closing and up to $6 million in additional consideration contingent on the future price of oil products sold by the EarthLiquids division. As of December 31, 2001, we estimate that there will be a $6.4 million working capital adjustment that will result in a decrease to the purchase price. This adjustment is comprised of the $3.0 million estimated cost of acquiring a hedge to sell oil, which hedge is required to be purchased shortly before the sale of our EarthLiquids division to USFilter, and a $3.4 million adjustment for the difference in the working capital of the EarthLiquids division between December 31, 2001 and May 31, 2001. The terms of the hedge instrument to sell oil will be finalized prior to closing. We have agreed with USFilter to purchase such a hedge instrument for $3.0 million. In addition, we may receive additional contingent payments of up to $6 million to the extent that the price of oil products sold by the EarthLiquids locations exceeds $0.45 per gallon in the first year after the sale, $0.50 in the second year after the sale and $0.56 in the third year after the sale. The contingent payments would be paid, if at all, $2,666,667 after the first anniversary of the sale and $1,666,667 after the second and third anniversaries of the sale. USFilter will hold back $3.8 million of the purchase price for one year after the closing of the sale to satisfy certain indemnification obligations, including indemnification for expenses related to compliance with environmental matters, should they arise. We expect that we will complete this transaction in March 2002, subject to normal terms and conditions, including completion of due diligence, stockholder approval and debenture holder approval. Donald Moorehead, our chairman, chief executive officer and significant stockholder, and Raymond Cash, our former vice chairman and a significant stockholder, and their affiliates have entered into voting agreements, pursuant to which they will vote in favor of this transaction, which votes represent 54% of the total votes that will be cast.

         On November 13, 2001, we executed a fifth amendment to our senior credit facility. As part of the agreed upon terms for the fifth amendment, we are required to comply with certain covenants, including the following:

    o Maintaining monthly EBITDA (earnings before interest, taxes, depreciation and amortization) for all of our operations, of $300,000 beginning October 2001, with the minimum monthly EBITDA requirement to be adjusted following the sale of our EarthLiquids and Solid Waste divisions,

    o    Completing the sale of our EarthLiquids division by December 31, 2001,

    o Completing the sale of our Solid Waste division by December 31, 2001, and

    o    Completing the sale of our Liquid Waste division by April 30, 2002.

         Since we are required to use the proceeds from the sale of our divisions and the proceeds from any refinancing of our senior credit facility to repay our senior credit facility and since we expect those events to be completed during the next twelve months, we have classified the outstanding balance under our senior credit facility as a current liability. If we are unable to complete the sale of our EarthLiquids division as required by the fifth amendment, we will have to seek an amendment to our senior credit facility or seek other financing to repay our senior credit facility. Other sources of financing might include refinancing our senior credit facility, seeking new debt or equity financing or seeking other buyers for our divisions. We may not be able to complete the sale of our EarthLiquids division and we may not be able to obtain debt or equity financing to replace our senior credit facility on satisfactory terms or at all. If we are unable to refinance our senior credit facility, we will be required to sell all the components of our Liquid Waste division, which would be our only remaining operating division following the sale of our EarthLiquids division. We do not expect that the proceeds obtainable at this time from the sales of the EarthLiquids division, together with the sales of the Liquid Waste division, would be sufficient to retire all existing indebtedness of EarthCare and its subsidiaries. Accordingly, if we were unable to obtain debt or equity financing to repay our senior credit facility, we may be unable to maintain our operations.

         In the fifth amendment, our senior lenders also waived our lack of compliance with certain restrictive covenants in the fourth amendment to our senior credit facility, including the monthly EBITDA requirement, the requirement to sell certain of our divisions by certain dates and the requirement that Donald Moorehead and Raymond Cash provide certain minimum levels of collateral.

         We have not paid our senior lenders $800,000 in fees and approximately $350,000 in deferred interest, which amounts were due on the earlier of December 31, 2001 or when we sold our EarthLiquids division. As part of the fifth amendment, our senior lenders agreed to defer the payment of the fees and all deferred interest until December 31, 2001. We have informed our senior lenders that we expect to close the sale of our EarthLiquids division shortly after the special meeting of stockholders in March 2002. Our senior lenders have orally agreed to waive the deadline for selling our EarthLiquids division until that time, to defer the payment of the deferred interest until the sale of our EarthLiquids division is completed and to defer the payment of the fees until 60 days after the completion of the sale of our EarthLiquids division.

         Our failure to comply with our senior credit facility could allow our senior lenders to accelerate the date for repayment of all amounts incurred under our senior credit facility, which would materially and adversely affect our business and your investment in our stock.

         Since we did not sell our EarthLiquids and our Solid Waste divisions by December 31, 2001 and since we are not likely to meet the minimum monthly EBTIDA requirement during the fourth quarter of 2001, we are currently in default under our senior credit facility. At present we are operating under the senior credit facility with a written reservation of rights agreement. Such agreement will allow us to borrow and repay amounts under our senior credit facility while we negotiate an amendment to our senior credit facility.

         As of February 15, 2002, we estimate that the fair market value of our subordinated 8% and 10% debentures, our 8% and 12% notes and our Series A preferred stock, as described further below, is less than the face value of these securities, which aggregated $33.0 million as of February 15, 2002. Based on the closing price of EarthCare's common stock of $0.07 per share on February 15, 2002 and our outstanding shares of 31,138,425, the value of EarthCare's common stock is approximately $2.2 million. As of February 15, 2002, the outstanding balance owed under our senior credit facility is $41.8 million, which balance is expected to be reduced to $24.7 million following the sale of our EarthLiquids division. In connection with our review of the carrying value of the long-lived assets for our Liquid Waste division, we estimated the fair value of the long-lived assets of our Liquid Waste division to be $12.0 million. If we were to sell our Liquid Waste division for this amount and if we were to realize the value of our assets held for sale for their net realizable value of $4.9 million, we would not have generated sufficient funds to repay our senior credit facility. Therefore, based on the sales of our Liquid Waste division and sales of our assets held for sale, we would not be able to generate sufficient funds to repay our subordinated debentures and notes and our Series A preferred. Since there is no active trading market for these securities, there is no readily measurable fair market value for these securities. Based on the analysis described above, we have concluded that the fair market value for these securities is less than the face value of these securities, although we are not able to establish the actual fair market value of these securities. Based on our analysis described above, we have concluded that these securities have little if any value as of February 15, 2002.

         On January 31, 2002, William Addy resigned as a director of EarthCare Company. On February 2, 2002, ISN Software, a private company owned by William Addy, discontinued its outsourcing information and telecommunication services to EarthCare Company without notification. We are currently implementing new software systems at our operating locations that have been affected by this termination of service and are arranging for alternate telecommunication services. We also plan to pursue appropriate legal action against ISN Software for return and restoration of our software data files and software systems.

         On January 4, 2002, we completed the sale of the assets of our portable toilet services line of business in New York to a private company for $225,000 in cash, which was used to pay down our senior credit facility. On February 1, 2002, we completed the sale of the assets of our portable toilet services line of business in New Jersey to a private company for $275,000 in cash, which was used to pay down our senior credit facility ($166,000), pay off certain equipment leases ($84,000) and pay legal transaction costs and sales taxes ($25,000).

         On October 30, 2001, we completed the sale of the assets of our former EarthAmerica division's service centers in Houston and Dallas, Texas, Atlanta, Georgia and Orlando, Florida to two affiliates of Heritage Propane for $4.0 million in cash. As part of this sale, $1.5 million in cash was held back pending the resolution of certain working capital matters and for general claims. In connection with this sale, we changed the name of our former EarthAmerica division to the Liquid Waste division.

         On October 11, 2001, our board of directors approved the sale of our Solid Waste division to General Waste Corporation, our EarthLiquids division to USFilter and certain assets of our former EarthAmerica division to two affiliates of Heritage Propane Partners, L.P. In addition, our board of directors decided that the Liquid Waste division, comprising our service centers in Deer Park, New York, Vernon, New Jersey and Eagle, Pennsylvania which were part of our former EarthAmerica division, and our corporate office will comprise our continuing operations and that the Liquid Waste division would not be sold. We have reclassified our historical financial statements to present our Liquid Waste division and our corporate office as continuing operations and to present our other divisions as discontinued operations.

         Following the sale of our EarthLiquids division, we expect to have approximately $24.3 million of debt outstanding under our senior credit facility with annual interest expense, payable monthly, of approximately $19 million. We currently pay interest monthly under our senior credit facility at the prime rate (4.75% at February 15, 2002) plus 1.5%. Interest payments of 1.5% under our senior credit facility have been deferred until the sale of our EarthLiquids division. In addition, we are obligated to pay annual interest of approximately $400,000 on $10.0 million of notional debt at a fixed rate of 7.35% less the LIBOR rate, or at a net rate of 5.27% for three months ended March 2, 2002, under the terms of a fixed rate interest swap contract that expires in May 2003. The cash flow from the Liquid Waste division is expected to be sufficient during 2002 to cover interest payments on our senior credit facility and to cover our corporate costs.

         Prior to April 30, 2002, we intend to attempt to refinance our remaining indebtedness under our senior credit facility and retain our Liquid Waste division. We cannot assure you that we will sell our EarthLiquids division or that we will obtain debt or equity financing to replace our senior credit facility on satisfactory terms or at all. If we are unable to refinance our senior credit facility, we will be required to sell all remaining components of our Liquid Waste division, which would be our only remaining operating division following the sale of our EarthLiquids division. We do not expect that the proceeds obtainable at this time from the sales of the EarthLiquids and Liquid Waste divisions would be sufficient to retire all existing indebtedness of EarthCare and its subsidiaries. Accordingly, if we were unable to obtain debt or equity financing to replace our senior credit facility, you would lose all of your investment in our common stock.

         Our articles of incorporation currently authorize the issuance of 70,000,000 shares of common stock. As of February 15, 2002, we had issued and outstanding 31,138,425 shares of common stock and 600,000 shares of Series A preferred stock. In addition, a total of 1,800,000 shares of common stock are reserved for issuance under our stock-based compensation plans. We also have a number of commitments to issue common stock in connection with our 8% debentures, 8% notes, 10% debentures, 12% notes, Series A preferred stock, bridge loans and warrants. Based on the foregoing, as of February 15, 2002, we have outstanding, or are presently obligated to issue, up to an aggregate of 406,017,000 shares of common stock, or more than 336,000,000 shares in excess of the number of shares authorized by our certificate of incorporation. An increase in our authorized capital requires an amendment to our certificate of incorporation, which must be approved by our stockholders. If the proposed amendment to our certificate of incorporation is not approved, we may be forced to default on some of our obligations to issue common stock, which could accelerate the obligations to reduce debt and result in lawsuits against EarthCare. In addition, if we do not increase the number of shares available for issuance, we will not be able to issue common stock in the future to fund our operations or future obligations.

         Effective September 1, 2001, we completed the sale of our septic services line of business in Orlando, Florida to Seagraves Septic, LLC for $25,000 in cash and $625,000 in a note receivable, payable by Seagraves Septic over five years. One of the two owners of Seagraves Septic was the general manager of EarthAmerica's Orlando service center, which was sold on October 30, 2001. In addition, we subleased the office space and truck maintenance facility in Orlando, Florida to Seagraves Septic. The owners of Seagraves Septic have personally guaranteed the note receivable and the sublease contract. As part of our evaluation of the fair value of our long-lived assets at September 30, 2001, we evaluated the net realizable value of the note receivable received in this transaction and we concluded that the face value of the note receivable should be fully reserved.

         On August 8, 2001, we completed the sale of our plumbing and industrial pumping businesses in Georgia to a private company, Tempered Air Systems, and a private individual, John Hulsey, for $1.0 million in cash and a $300,000 note receivable. In addition, we obtained a release from Mr. Hulsey from his employment contract and his contingent consideration agreement. As part of our evaluation of the fair value of our long-lived assets at September 30, 2001, we evaluated the net realizable value of the note receivable received in this transaction and we concluded that the face value of the note receivable should be fully reserved.

         During the second quarter of 2001, we were contacted by representatives from two strategic buyers, each interested in acquiring our bulk hauling line of business in Eagle, Pennsylvania, and our service center in Deer Park, New York, respectively. Letters of intent to acquire these businesses were signed on April 17 and May 8, 2001 for the Deer Park and Eagle service centers, respectively. On August 27, 2001, the strategic buyer interested in the Deer Park service center indicated that they were no longer interested in buying the Deer Park service center. We have terminated negotiations with the strategic buyer interested in the Eagle service center.

         In February 2001, we sold the assets of our Pompano Beach, Florida service center to RGR Environmental, a private company owned by the former owners of this service center, for $950,000 in cash. We used the cash proceeds to pay down our senior credit facility.

         During the fourth quarter of 2000, we sold our environmental compliance software company, Allen Tate Commercial Software, to a private company owned by William Addy, a former director and executive officer.

         Our common stock was delisted from the Nasdaq National Market on June 5, 2001, because, among other reasons, our common stock had not traded above the minimum $5 bid price, did not have a current market capitalization exceeding $35 million, and had not had a market value for shares held by non-affiliates exceeding $15 million.

         On April 2, 2001, we acquired the equipment and intangible assets of Palm Carting, Inc., a non-hazardous solid waste collection company located in Palm Beach County, Florida for $350,000 in cash and future consideration of up to $250,000 to be paid in shares of our common stock if certain revenue targets are met, with the number of shares based upon the closing price of our common stock on the dates of measurement. In addition, we assumed $1.1 million of existing notes payable for equipment. Palm Carting's operations were integrated into our former Solid Waste division. As part of the sale of our Solid Waste division to General Waste Corporation, the obligations for future consideration to the owner of Palm Carting were assumed by General Waste Corporation.

         On March 5, 2001, we entered in to an agreement to acquire all of the outstanding shares of LandComp Corporation, which owns and operates a solid waste landfill in LaSalle County, Illinois. As an inducement to enter into this transaction, we loaned $1,055,000 to LandComp and agreed to a series of option payments that gave EarthCare the right to complete this acquisition by the end of September 2001, which amounted to $845,000 as of September 30, 2001. We were not able to complete this transaction by September 30, 2001. Following negotiations with the shareholders of LandComp during the fourth quarter of 2001, the shareholders of LandComp informed us that they were canceling the agreement with EarthCare to acquire all of the outstanding shares of LandComp. We wrote off the value of these option payments to selling, general and administrative expense during the third quarter of 2001.

         Our former independent accountants have expressed substantial doubt about our ability to continue as a going concern. We believe that EarthCare is a going concern. We currently have plans to continue as a going concern in the liquid waste industry, which plans include improving the cash flow from operations and reducing our debt level by the following actions: (i) reducing the operating expenses, including the integration of certain management and administrative functions; (ii) managing working capital to improve cash flow from operating activities; (iii) selling our EarthLiquids division; (iv) refinancing certain existing debt; and (v) raising additional debt and equity capital.

         As indicated above, prior to April 30, 2002, we now intend to attempt to refinance our remaining indebtedness under our senior credit facility and retain our Liquid Waste division.

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

         During the second quarter of 2000, Donald Moorehead, our Chairman, and Raymond Cash, our former Vice Chairman, agreed to personally guarantee $20.0 million of the amounts owed under our senior credit facility. In addition, each of these individuals was required to provide liquid asset collateral to our senior lenders because we were not able to raise additional capital by the end of the third quarter of 2000 as required by the credit facility. During the third quarter, Donald Moorehead agreed to guarantee an additional $40.0 million of our senior credit facility. During the fourth quarter of 2000, Donald Moorehead provided approximately $17.0 million in collateral to the senior lenders, Raymond Cash provided $10.0 million of liquid collateral, and a private investor provided $3.0 million of liquid collateral. During the third and fourth quarters of 2000, we paid down $8.0 million on our senior credit facility. This $8.0 million was financed by selling $5.0 million of common stock and $3.0 million of Series A preferred stock to Donald Moorehead. During 2001, we have paid down $9.0 million of our senior credit facility from the sale of substantially all of the assets of our Southern U.S. service centers that were part of our EarthAmerica division, the sale of our real property in West Palm Beach, Florida and the sale of our Solid Waste division.

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

         During the second, third and fourth quarters of 2001, we entered into the third, fourth and fifth amendments to our senior credit facility. Since we had not met the financial performance requirements previously imposed by our senior lenders, our senior lenders, in exchange for not requiring repayment of our senior credit facility, required that we sell our operating divisions. These amendments contained dates by which we are required to sell our Liquid Waste, EarthLiquids and Solid Waste divisions. We did not meet the required deadlines set forth in the third, fourth and fifth amendments. Although we expect to sell our EarthLiquids division in March 2002 and either sell our Liquid Waste division or refinance the remaining balance in our senior credit facility, we cannot provide any assurance that we will be able to sell our

EarthLiquids division or comply with the April 30, 2002 deadline in the fifth amendment to our senior credit facility.

RESULTS OF OPERATIONS

         We are presenting our discussion of the results of operations separately for the continuing operations, which consist of our Liquid Waste division and our corporate office, and our discontinued operations, our EarthLiquids division and our former Solid Waste and Allen Tate divisions.

         CONTINUING OPERATIONS - LIQUID WASTE DIVISION AND CORPORATE OFFICE

         NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2000

         We have presented below a summary of the historical operating results for the Liquid Waste division for the nine months ended September 30, 2001 and 2000:


                                                        Nine months ended September 30,                       Change
                                             -----------------------------------------------------   -------------------------
                                                                                                                     As a % of
                                                            As a % of                    As a % of                     2000
                                                 2001        revenue         2000         revenue      Amount         amount
                                             ------------   ---------    ------------    ---------   ------------    ---------
Revenues                                     $ 30,282,540     100.0%     $ 37,718,761     100.0%     $ (7,436,221)    -19.7%

Expenses:
    Cost of operations                         20,335,463      67.2%       24,809,933      65.8%       (4,474,470)    -18.0%
    Selling, general and administrative        12,150,907      40.1%       15,152,808      40.2%       (3,001,901)    -19.8%
    Impairment loss on long-lived assets       27,623,933      91.2%               --       0.0%       27,623,933       n/a
    Loss on sale of assets held for sale       10,632,186      35.1%               --       0.0%       10,632,186       n/a
    Depreciation and amortization               2,866,567       9.5%        2,620,495       6.9%          246,072       9.4%
                                             ------------                ------------                ------------
        Operating expenses                     73,609,056     243.1%       42,583,236     112.9%       31,025,820      72.9%
                                             ------------                ------------                ------------
Operating loss                                (43,326,516)   -143.1%       (4,864,475)    -12.9%      (38,462,041)    790.7%

Interest expense                                8,011,591      26.5%        4,750,927      12.6%        3,260,664      68.6%
                                             ------------                ------------                ------------
Loss from continuing operations              $(51,338,107)   -169.5%     $ (9,615,402)    -25.5%     $(41,722,705)    433.9%
                                             ============                ============                ============

         Our revenues for 2001 decreased by $7.4 million. We increased our revenue by $1.1 million due to the acquisition of our service center in Vernon, New Jersey. As a result of the sales of our service centers in Pompano, Florida and Gainesville, Georgia and the sale of our septic services line of business in Orlando, Florida, our revenues decreased by $3.5 million. Our revenues from our existing operations decreased by $5.0 million, with the increases (decreases) by line of business shown below:


        o   Septic pumping                $ (3.1) million

        o   Restaurant services           $  2.2  million

        o   Plumbing and construction     $ (4.5) million

        o   Bulk transfer                 $ (0.3) million

        o   Other pumping services        $  0.7  million

         During 2001, we continued to see reduced demand for our septic pumping services from residential customers. While we believe that this may be in part due to lingering effects from ineffective yellow page advertising programs implemented in 2000 and modified in 2001, we also changed our business strategy in 2001 for this line of business. We eliminated our sales and marketing force that was responsible for this line of business and focused on handling in bound calls from customers and on contacting customers by mail for renewal of their bi-annual or tri-annual residential pumping services. During 2001, we focused our direct sales force at our restaurant services line of business and significantly increased the number of national, regional and local restaurant and food service customers. Our plumbing and construction business declined as we have focused this line of business on projects that meet our profitability targets. Our revenues from our bulk hauling line of business declined based on lower volumes, primarily in our Eagle, Pennsylvania market. In addition, we increased our suction vacuum pumping services to commercial customers in 2001.

         Our cost of operations decreased by 18% due to changes in the mix of pumping services we provided and also to higher insurance, labor and fuel costs. Our costs of operations in dollars declined during 2001 as a result of lower revenue, lower volumes of gallons pumped and lower job costs for plumbing and construction projects. Our selling, general and administrative expenses decreased in dollars and remained relatively constant as a percentage of revenue. Our selling, general and administrative costs declined during 2001 due primarily to the non-recurrence of a $2.5 million charge recorded during the second quarter of 2000 for asset recovery, severance and litigation costs. Our selling, general and administrative costs for the Liquid Waste division remained relatively constant. We experienced a decrease in these costs as a result of the sale of our service centers and lines of business in 2001 offset by an increase in these costs from the acquisition of our Vernon service center.

         During the third quarter of 2001, we reviewed the carrying value of the long-lived assets of our Liquid Waste division for possible impairment. We conducted this review primarily due to three factors: (i) we are required to sell the Liquid Waste division by April 30, 2002 under the terms of our senior credit facility; (iii) we had not been able to sell the Liquid Waste division, as a whole or in components, despite efforts during 2001 to reach agreement with several strategic buyers; and (iii) the market value of our common stock declined significantly. The last factor indicated to us that the market value of EarthCare to a buyer of our common stock was significantly less than it had been at the end of fiscal year 2000. In addition, we had not been able to reach agreements to sell our Liquid Waste division, as a whole or in components, despite significant efforts on our part. This condition indicated to EarthCare's management group that the market value of our Liquid Waste division was significantly less than we estimated at the end of fiscal year 2000. We are required to sell our Liquid Waste division by April 30, 2002 in order to comply with the terms of our senior credit facility. At present, we do not have any negotiations in process to do so; however, we have obtained preliminary indications of the values for these businesses based on various discussions with interested strategic and financial buyers.

         In order to assess the fair value of the long-lived assets of the Liquid Waste division, we considered the cash flows that will be generated by this division through April 30, 2002, the date by which we are required to sell this division. As part of those future cash flows, we also considered the obligations of the Liquid Waste division, other than debt, that currently exist or that will exist when the EarthLiquids division is sold. We determined that the cash flows from the Liquid Waste division would not be adequate to meet all the existing and to be existing obligations, following the sale of the EarthLiquids division. We also evaluated the terminal value for the Liquid Waste division and determined the value for the Liquid Waste division is approximately $12.0 million. This value was based on discussions with strategic and financial buyers who have expressed an interest in buying this division, as a whole or in components. This value is supported by the current bank lending market where senior secured debt may be reasonably obtained based on a multiple of approximately 3 times EBITDA. We also allowed for the fact that a buyer may also put some equity investment in the venture, but that the cash inflow for such equity investment would be offset by the cash outflow needed for capital expenditures. In summary, we would not expect to be able to successfully sell this division for more than 3 to

3.5 times EBITDA. Therefore, based on the EBITDA generated by this division on an annualized basis of approximately $4.0 million, we believe that the fair value for the Liquid Waste division is $12.0 million. We concluded that this value was the best indicator of the discounted cash flow generated by the Liquid Waste division.

         Since the value of $12.0 million was less than the carrying value of the Liquid Waste division's long-lived assets, we recorded a permanent impairment against the carrying value of the long-lived assets. We wrote down the intangible asset carrying value from $22.5 million to zero, we wrote down the carrying value of our other long-term assets, consisting primarily of deferred financing costs, by $3.4 million and we reduced the carrying value of land and buildings by $845,000, such that the remaining carrying value of the property, plant and equipment at September 30, 2001 was $12.0 million.

         Our depreciation and amortization expense increased in 2001 due to the acquisition of our Vernon service center and due to new equipment acquired in 2000 and 2001.

         In six separate transactions from February 2001 to February 2002, we sold substantially all the assets and operations of our former EarthAmerica division's service centers in the Southern United States and the assets of our portable toilet services lines of business in New York and New Jersey. During the nine months ended September 30, 2001, we sold the assets of our former EarthAmerica division's service centers in Pompano and Orlando, Florida and Gainesville, Georgia and received cash proceeds of $1,975,000 and notes receivable of $925,000. We recognized a loss of $5.9 million on these sales and recorded this loss in our continuing statement of operating results. This loss includes a reserve for the full amount of the notes receivable.

         The assets held for sale at September 30, 2001 consist of the assets shown in the table above and relate to our former EarthAmerica division's service centers in Houston and Dallas, Texas, Atlanta, Georgia and Orlando, Florida. In addition, the assets held for sale include assets related to our liquid waste treatment facility in Orlando, Florida and our portable toilet services lines of business in New York and New Jersey. We sold the assets of our former EarthAmerica division's service centers on October 30, 2001 for $4.0 million, we sold the assets of the portable toilet lines of business for $0.5 million in January and February 2002 and we expect to sell the remaining assets held for sale for approximately $0.5 million.

         We expect to realize a loss of approximately $10.6 million from these completed or planned sales. We have recorded this expected loss as a valuation reserve against the assets held for sale during the third quarter of 2001. In addition, during the third quarter of 2001, we recorded a charge of $1.6 million for transaction costs associated with the sale of our service centers in Orlando and Pompano, Florida, Atlanta and Gainesville, Georgia and Houston and Dallas, Texas, as well as our portable toilet line of business assets in New York and New Jersey and our liquid waste treatment facility in Orlando, Florida.

         THREE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2000

         We have presented below a summary of the historical operating results for the Liquid Waste division for the three months ended September 30, 2001 and 2000:


                                                      Three months ended September 30,                       Change
                                             -----------------------------------------------------   -------------------------
                                                                                                                       As a % of
                                                            As a % of                      As a % of                     2000
                                                 2001        revenue           2000         revenue      Amount         amount
                                             ------------   ---------      ------------    ---------   ------------    ---------
Revenues                                     $  9,094,694       100.0%     $ 12,617,434       100.0%     $ (3,522,740)     -27.9%

Expenses:
    Cost of operations                          6,249,355        68.7%        8,701,718        69.0%       (2,452,363)     -28.2%
    Selling, general and administrative         4,192,513        46.1%        4,426,209        35.1%         (233,696)      -5.3%
    Impairment loss on long-lived assets       27,623,933       303.7%               --         0.0%       27,623,933        n/a
    Loss on sale of assets held for sale       10,632,186       116.9%               --         0.0%       10,632,186        n/a
    Depreciation and amortization               1,880,383        20.7%          925,469         7.3%          954,914      103.2%
                                             ------------                  ------------                  ------------
        Operating expenses                     50,578,370       556.1%       14,053,396       111.4%       36,524,974      259.9%
                                             ------------                  ------------                  ------------
Operating loss                                (41,483,676)     -456.1%       (1,435,962)      -11.4%      (40,047,714)    2788.9%

Interest expense                                3,711,838        40.8%        1,967,507        15.6%        1,744,331       88.7%
                                             ------------                  ------------                  ------------
Loss from continuing operations              $(45,195,514)     -496.9%     $ (3,403,469)      -27.0%     $(41,792,045)    1227.9%
                                             ============                  ============                  ============

         Our revenues for 2001 decreased by $3.5 million. As a result of the sales of our service centers in Pompano, Florida and Gainesville, Georgia and the sale of our septic services line of business in Orlando, Florida, our revenues decreased by $2.4 million. Our revenues from our existing operations decreased by $1.1 million, with the increases (decreases) by lines of business as shown below:



            o   Septic pumping                  $ (0.5) million

            o   Restaurant services             $  0.6 million

            o   Plumbing and construction       $ (1.1) million

            o   Bulk transfer                   $ (0.3) million

            o   Other pumping services          $  0.2 million

During 2001, we continued to see reduced demand for our septic pumping services from residential customers. While we believe that this may be in part due to lingering effects from ineffective yellow page advertising programs implemented in 2000 and modified in 2001, we also changed our business strategy in 2001 for this line of business. We eliminated our sales and marketing force that was responsible for this line of business and focused on handling in bound calls from customers and on contacting customers by mail for renewal of their bi-annual or tri-annual residential pumping services. During 2001, we focused our direct sales force at our restaurant services line of business and significantly increased the number of national, regional and local restaurant and food service customers. Our plumbing and construction business declined as we have focused this line of business on projects that meet our profitability targets. Our revenues from our bulk hauling line of business declined based on lower volumes, primarily in our Eagle, Pennsylvania market. In addition, we increased our suction vacuum pumping services to commercial customers in 2001.

         Our cost of operations remained relatively constant as a percentage of revenue. Our costs of operations declined in dollar amount due to the sales of our service centers in Pompano, Florida and Gainesville, Georgia during 2001 and due to the lower level of pumping services and fewer plumbing and construction jobs during 2001. We continue to review our operating cost structure with a goal towards reducing our operating costs. Our selling, general and administrative expenses increased both by 11.0% as a percentage of revenue and declined by $0.2 million. Our selling, general and administrative costs for our Liquid Waste division increased $0.2 million primarily as a result of increased personnel costs associated with an expansion of our sales and marketing force at our Vernon service center. Our corporate general and administrative costs decreased by $0.6 million primarily due to costs for executive personnel who were not employees for all or part of 2000 or did not receive a salary in 2000 and in part due to severance and termination costs and higher insurance costs.

         Please refer to our discussion of the results for the nine months ended September 30, 2001 shown above for our commentary on the impairment loss and on the loss from the sale of the assets held for sale.

         Our depreciation and amortization expense increased in 2001 due to the acquisition of our Vernon service center and due to new equipment acquired in 2000 and 2001.

         DISCONTINUED OPERATIONS - EARTHLIQUIDS DIVISION

         NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2000

         We have presented below a summary of the historical operating results for the EarthLiquids division for the nine months ended September 30, 2001 and 2000:


                                                         Nine months ended September 30,                       Change
                                            -----------------------------------------------------   -------------------------
                                                                                                                    As a % of
                                                           As a % of                    As a % of                     2000
                                                2001        revenue         2000         revenue      Amount         amount
                                            ------------   ---------    ------------    ---------   ------------    ---------
Revenues                                    $28,662,373      00.0%      $26,677,193       100.0%     $ 1,985,180         7.4%

Expenses:
    Cost of operations                       19,215,806      67.0%       17,286,278        64.8%       1,929,528        11.2%
    Selling, general and administrative       4,459,294      15.6%        4,813,249        18.0%        (353,955)       -7.4%
    Depreciation and amortization               740,470       2.6%        1,958,359         7.3%      (1,217,889)      -62.2%
                                            -----------                 -----------                  -----------
        Operating expenses                   24,415,570      85.2%       24,057,886        90.2%         357,684         1.5%
                                            -----------                 -----------                  -----------
Operating income                              4,246,803      14.8%        2,619,307         9.8%       1,627,496        62.1%

Interest expense                              2,371,986       8.3%        2,476,185         9.3%        (104,199)       -4.2%
                                            -----------                 -----------                  -----------
Income from discontinued operations         $ 1,874,817       6.5%      $   143,122         0.5%     $ 1,731,695      1209.9%
                                            ===========                 ===========                  ===========

         Revenue for the EarthLiquids division increased by $2.0 million, which consisted of a $3.5 million increase as a result of our acquisition of International Petroleum Corporation effective February 1, 2000 and a $1.5 million decrease from EarthLiquids operating activities. During 2001, the volume of oil that we sold decreased by 7.7 million gallons or 19.8%, while the average price per gallon of the oil sold increased by $0.15 per gallon or 36.8%. Our cost of operations increased by $1.9 million, which consisted of an increase of $2.6 million relating to our acquisition of International Petroleum Corporation and a decrease of $0.7 million due primarily to the lower volume of oil sales. As a percentage of revenue, our operating costs increased by 3.2% primarily as a result of the increased cost of oil purchases, and in part as a result of higher labor, fuel and insurance costs. Our selling, general and administrative costs declined by $0.4 million, which consisted of a $0.3 million increase due to the acquisition of International Petroleum Corporation and a reduction of $0.7 million primarily from integration of the operations of the Magnum and International Petroleum Corporation companies.

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

         THREE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2000

         We have presented below a summary of the historical operating results for the EarthLiquids division for the three months ended September 30, 2001 and 2000:


                                                     Three months ended September 30,                       Change
                                            -------------------------------------------------------   -------------------------
                                                                                                                       As a % of
                                                           As a % of                      As a % of                     2000
                                                2001        revenue           2000         revenue      Amount         amount
                                            ------------   ---------      ------------    ---------   ------------    ---------
Revenues                                    $ 8,461,422     100.0%        $ 9,436,522       100.0%    $  (975,100)      -10.3%

Expenses:
    Cost of operations                        5,690,686      67.3%          6,167,486        65.4%       (476,800)       -7.7%
    Selling, general and administrative       1,415,354      16.7%          1,569,877        16.6%       (154,523)       -9.8%
    Depreciation and amortization                    --       0.0%            688,369         7.3%       (688,369)     -100.0%
                                            -----------                   -----------                 -----------
        Operating expenses                    7,106,040      84.0%          8,425,732        89.3%     (1,319,692)      -15.7%
                                            -----------                   -----------                 -----------
Operating income                              1,355,382      16.0%          1,010,790        10.7%        344,592        34.1%

Interest expense                                731,337       8.6%            849,256         9.0%       (117,919)      -13.9%
                                            -----------                   -----------                 -----------
Income from discontinued operations         $   624,045       7.4%        $   161,534         1.7%    $   462,511       286.3%
                                            ===========                   ===========                 ===========

         Revenue for the EarthLiquids division decreased by $1.0 million, primarily as a result of an increase in the volume of oil sold of 0.4 million gallons offset by a reduction in the average price of oil sold by $0.09 per gallon or 16.3%. As a percentage of revenue, our operating costs increased by 1.9% primarily as a result of the increased cost of oil purchases. Our selling, general and administrative costs declined by $0.2 million, primarily due to reductions in personnel.

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

         DISCONTINUED OPERATIONS - SOLID WASTE DIVISION

         NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2000

         We have presented below a summary of the historical operating results for the Solid Waste division for the nine months ended September 30, 2001 and of the pro forma operating results for the Solid Waste division for the nine months ended September 30, 2000. The pro forma operating results for 2000 consist of the historical operating results of Liberty Waste, Inc., the company that we acquired in December 2000 that became our Solid Waste division. The pro forma results of operations include the following adjustments to the historical operating results:

    o Elimination of the management fee expense related to management fees paid to EarthCare,

    o Adjustments to goodwill amortization as if we had acquired Liberty Waste on January 1, 2000.


                                                              Nine months ended September 30,                     Change
                                              ---------------------------------------------------------   ------------------------
                                                                                                                         As a % of
                                                                 As a % of                    As a % of                    2000
                                              2001 Historical     revenue    2000 Pro Forma    revenue        Amount      amount
                                              ---------------    ---------   --------------   ---------   ------------   ---------
Revenues                                       $ 17,832,642        100.0%     $ 13,483,226     100.0%     $  4,349,416     32.3%

Expenses:
    Cost of operations                           12,278,237         68.9%        9,265,687      68.7%        3,012,550     32.5%
    Selling, general and administrative           2,885,159         16.2%        2,078,572      15.4%          806,587     38.8%
    Depreciation and amortization                 1,391,199          7.8%          973,339       7.2%          417,860     42.9%
                                               ------------                   ------------                ------------
        Operating expenses                       16,554,595         92.8%       12,317,598      91.4%        4,236,997     34.4%
                                               ------------                   ------------                ------------

Operating income                                  1,278,047          7.2%        1,165,628       8.6%          112,419      9.6%

Interest expense                                  2,742,158         15.4%          752,787       5.6%        1,989,371    264.3%
                                               ------------                   ------------                ------------

Income (loss) from discontinued operations     $ (1,464,111)        -8.2%     $    412,841       3.1%     $ (1,876,952)   -454.6%
                                               ============                   ============                ============

         Revenue for the Solid Waste division increased by $4.3 million, which consisted of a $0.8 million increase as a result of our acquisition of Palm Carting, a solid waste commercial collection operation in Palm Beach County, Florida, and a $3.5 million increase in revenues from our existing solid waste operations in the greater Tampa, Florida market and surrounding counties. Of our 26.5% increase in revenue during 2001 from our existing solid waste operations in the greater Tampa, Florida market, approximately 25% was due to increased volume and 1.5% was due to pricing increases. Of our $3.5 million increase in revenue, we realized an increase of $1.0 million from our construction and demolition landfill site in Hillsborough County, Florida, $2.1 million from our commercial customers, primarily from permanent roll off and front-end collection services, and $0.4 million from our residential customers. Our cost of operations remained relatively constant as a percentage of revenue. Our cost of operations increased $0.7 million as a result of our acquisition of Palm Carting and increased $2.3 million as a result of higher disposal, labor and operating costs relating to higher collection volumes from our commercial and residential customers. Our selling, general and administrative costs increased by $0.8 million, primarily as a result of the write off $0.8 million in option fees relating to the abandoned acquisition of LandComp. Other than this item, the selling, general and administrative expenses remained relatively constant in dollar amounts, while decreasing as a percentage of revenue, as we were able to increase our revenues without expanding the size of our Solid Waste division's organization structure. Depreciation and amortization expense increased during 2001, in part due to the acquisition of Palm Carting, but primarily due to additional equipment purchased during 2000 and 2001 to support the higher level of revenue.

         THREE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2000

         We have presented below a summary of the historical operating results for the Solid Waste division for the three months ended September 30, 2001 and of the pro forma operating results for the Solid Waste division for the three months ended September 30, 2000. The pro forma operating results for 2000 consist of the historical operating results of Liberty Waste, Inc., the company that we acquired in 2000 that became our Solid Waste division. The pro forma results of operations include the following adjustments to the historical operating results:

    o Elimination of the management fee expense related to management fees paid to EarthCare,

    o Adjustments to goodwill amortization as if we had acquired Liberty Waste on January 1, 2000.



                                                      Three months ended September 30,                         Change
                                              ----------------------------------------------------- -----------------------------

                                                                                                                      As a % of
                                                               As a % of                  As a % of                     2000
                                              2001 Historical   revenue  2000 Pro Forma    revenue     Amount          amount
                                              ------------     --------- --------------   --------- -----------       ----------
Revenues                                       $ 6,059,450     100.0%     $ 4,746,427     100.0%     $ 1,313,023        27.7%

Expenses:
    Cost of operations                           4,422,694      73.0%       3,281,563      69.1%       1,141,131        34.8%
    Selling, general and administrative          1,532,799      25.3%         757,073      16.0%         775,726       102.5%
    Depreciation and amortization                  463,063       7.6%         345,651       7.3%         117,412        34.0%
                                               -----------                -----------                -----------
        Operating expenses                       6,418,556     105.9%       4,384,287      92.4%       2,034,269        46.4%
                                               -----------                -----------                -----------
  Operating income                                (359,106)     -5.9%         362,140       7.6%        (721,246)     -199.2%
Interest expense                                   789,019      13.0%         271,186       5.7%         517,833       191.0%
                                               -----------                -----------                -----------

Income (loss) from discontinued operations     $(1,148,125)    -18.9%     $    90,954       1.9%     $(1,239,079)    -1362.3%
                                               ===========                ===========                ===========

         Revenue for the Solid Waste division increased by $1.3 million, which consisted of a $0.3 million increase as a result of our acquisition of Palm Carting, a solid waste commercial collection operation in Palm Beach County, Florida, and a $1.0 million increase in revenues from our existing solid waste operations in the greater Tampa, Florida market and surrounding counties. Of our 21% increase in revenue during 2001 from our existing operations in the greater Tampa, Florida market, approximately 17.2% was due to increased volume and 3.8% was due to pricing increases. Of our $1.0 million increase in revenue, we realized an increase of $0.4 million from our construction and demolition landfill site in Hillsborough County, Florida, $0.5 million from our commercial customers, primarily from permanent roll off and front-end loading services, and $0.1 million from our residential customers. Our cost of operations increased $0.4 million as a result of our acquisition of Palm Carting and increased $0.7 million as a result of higher disposal, labor and operating costs to support higher collection volumes from our commercial and residential customers. As a percentage of revenue, our costs of operations increased by 3.9% primarily as a result of higher labor and disposal costs. During the third quarter of 2001, we wrote off $0.8 million of option fees relating to LandComp. Otherwise, our selling, general and administrative costs remained relatively constant in dollar amounts, while decreasing as a percentage of revenue, as we were able to increase our revenues without expanding our Solid Waste division's organization size. Depreciation and amortization expense increased during 2001, in part due to the acquisition of Palm Carting, but primarily due to additional equipment purchased during 2000 and 2001 to support the higher level of revenue.

         DISCONTINUED OPERATIONS - ALLEN TATE DIVISION

         We acquired the Allen Tate division on August 1, 1999 and sold the Allen Tate division on October 31, 2000. During the period we owned the Allen Tate division, its operations consisted of developing an operating system that was used by our EarthAmerica and Liquid Waste divisions and developing an environmental compliance software system for sale to third parties. In addition, the Allen Tate division provided information systems support to EarthCare for our software systems, hardware maintenance and telecommunication services. In addition, the Allen Tate division performed software-consulting services for third parties. Subsequent to the sale of the Allen Tate division, we entered into an information services outsourcing agreement for a monthly fee of $67,500.

         The results of operations for the Allen Tate division are summarized in
Note 3 to our financial statements for the nine months ended September 30, 2001. The revenue generated by the Allen Tate division consisted of software consulting services. Its costs of operations and selling, general and administrative expenses consisted primarily of personnel costs for the staff of the division. The depreciation and amortization expense relates to the depreciation of the computer and office equipment used by the Allen Tate division.

         INTEREST EXPENSE

         In 2000 and 1999, interest expense for continuing and discontinued operations was allocated based on the original cash investment in each division and line of business as adjusted for the cash flow after capital expenditures and interest generated by each division and line of business. For the first quarter of 2001, we followed this same interest allocation method. For the second and third quarter of 2001 interest expense for discontinued operations was allocated based on the actual or expected cash sales prices for the discontinued operations using our average senior credit facility-lending rate. We allocated the remaining interest expense to our continuing operations.

         Interest expense on a consolidated basis has increased from 2000 to 2001 due to the increased level of debt incurred by EarthCare, which was used to finance acquisitions, capital expenditures and the negative cash flows generated by our operating activities.

         INCOME TAXES

         Due to the net losses incurred by EarthCare in 2001 and 2000, we did not record an income tax provision or benefit. Our deferred tax assets, principally relating to net operating losses were fully reserved at September 30, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW - OPERATING ACTIVITIES

         NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         In order for EarthCare to continue to meet its current obligations prior to selling the EarthLiquids division, the operating results and cash flows from its Liquid Waste and EarthLiquids divisions must remain at or improve from the levels attained during 2001. During the nine month period ended September 30, 2001, we have generated enough cash flow from our operations and our cash balances on hand to fund our corporate costs and to service the interest payments on our senior credit facility. During the first nine months of 2001, we have continued to manage aggressively our working capital in order to help generate an adequate level of cash for operating needs and to service our debt. We have deferred certain capital expenditures that are not critical to support known revenue, maintenance or safety needs.

         During the nine month period ended September 30, 2001, we used the cash flow generated by our Liquid Waste division service centers in the Northeastern United States, our discontinued EarthLiquids division and our cash on hand to fund the operating cash flow needs of our former EarthAmerica division service centers in the Southern United States. From February 2001 to October 2001, we sold our former EarthAmerica division's service centers in Houston and Dallas, Texas, Orlando and Pompano, Florida and Austell and Gainesville, Georgia. The operations of these service centers were not profitable and did not generate enough cash flow to meet their operating needs. Our discontinued Solid Waste division generated enough cash flow from its operations to fund its operating activities and to service the principal and interest payments on its debt obligations.

         We expect that our Liquid Waste division will generate enough cash flow from its operations in 2002 to fund its operating needs, to fund our corporate costs and to service our debt.

         Once we have completed the sale of our EarthLiquids division, our company will consist of our Liquid Waste division and our corporate office. In order to continue our operations, we will be required to either amend our existing senior credit facility or seek new senior debt financing to finance our ongoing operations and our strategic plans in the non-hazardous liquid waste industry. Our senior credit facility currently requires us to sell substantially all of our operations by April 30, 2002. We also intend to raise additional equity or debt capital to support our growth plans. We can provide no assurance that we will be able to raise the capital necessary to support our non-hazardous liquid waste strategic plans. If we are unable to raise the necessary capital we will continue to operate our Liquid Waste division and focus on internal growth funded by our operating cash flow. If our operating cash flow from our Liquid Waste division is not adequate to fund our internal growth, we will be required to reduce our operating expenses, most likely with personnel reductions and reductions in our corporate general and administrative expense. We may also be required to sell certain operating assets.

         During the nine months ended September 30, 2001, we generated $1.5 million in cash for all our operating activities. We generated $3.2 million in cash from our discontinued EarthLiquids and Solid Waste divisions. We used $4.7 million of cash in our continuing corporate office and Liquid Waste division, primarily used by the former EarthAmerica service centers that have been sold and did not generate cash from their operating activities. We incurred a loss of $51.3 million from our continuing operations. Our Liquid Waste division, comprising the remaining operations in the Northeastern United States of our former EarthAmerica division, generated adequate cash to fund its operating needs and our corporate operations. Our discontinued Solid Waste division generated adequate cash to fund its operating needs and service its debt. Our EarthLiquids and Liquid Waste divisions provided sufficient combined cash flow to fund their operating needs, on a combined basis. The cash flows generated from our continuing and discontinued operations were adequate to service our debt.

         During the nine month period ended September 30, 2000, we used $8.1 million in cash for all our operating activities. We used $1.1 million in cash for our discontinued EarthLiquids and Solid Waste divisions. We used $7.0 million in cash for our continuing corporate and Liquid Waste operations, including the former EarthAmerica service centers that have been sold and did not generate cash from their operating activities. We funded the operating cash needs with a combination of borrowing under our senior credit facility and sales of our common stock. We incurred a loss of $9.6 million from our continuing operations.

         CASH FLOW - INVESTING ACTIVITIES

         NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         During the last two quarters in 2000 and during 2001 to date, we reduced the level of our capital expenditures significantly. During the remainder of 2001 and during 2002, we expect that we will limit our capital expenditures to those items that are needed to directly support known revenue growth and to meet existing critical safety, maintenance or environmental needs. If we are able to generate adequate levels of operating cash flows or if we are able to obtain alternate sources of debt or equity capital, we would expect to increase the level of our capital expenditures, if permitted under our senior credit facility agreement at that time. If we are unable to generate an adequate level of operating cash flows or are unable to obtain alternate debt or equity capital, we will reduce the level of our capital expenditures. If we are forced to reduce the planned level of capital expenditures, this may negatively affect the future revenue and operating results of our Liquid Waste division and the current operations of certain of our facilities.

         During the nine month period ended September 30, 2001, we used $1.8 million in cash for all our investing activities. We used $1.2 million for capital expenditures for equipment for our Liquid Waste division. We generated $2.0 million in cash from the sale of our former EarthAmerica division's service centers in the Southern United States.

         During the nine months ended September 30, 2001, we used $2.6 million of cash for the investing activities of our discontinued operations. We used $350,000 to acquire Palm Carting. We used $1.1 million for an inducement note receivable from LandComp in connection with a planned acquisition of this landfill company. We also used $845,000 as consideration to the LandComp shareholders for the option to acquire LandComp. We used $814,000 for capital expenditures, primarily related to our Solid Waste division. We generated $500,000 from the sale of surplus property.

         During the nine month period ended September 30, 2000, we used $49.9 million in cash for all our investing activities. We used $7.8 million in cash to acquire All County Resource Management Corporation, which became part of our continuing Liquid Waste division. We also used $5.7 million for capital expenditures, primarily the acquisition of trucks and trailers, for our Liquid Waste division. We used $1.4 million for increases in a note receivable relating to a deep injection well project, which note receivable we fully wrote off during the fourth quarter of 2000.We used $35.3 million for our discontinued operations for business acquisitions and capital expenditures. We used $30.0 million in cash to acquire the International Petroleum Corporation companies from World Fuel Services. We used the remaining $5.3 million principally for capital expenditures for our EarthLiquids division.

         CASH FLOW - FINANCING ACTIVITIES

         NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Since September 30, 2001, we have paid down our senior credit facility by $7.2 million from the sale of substantially all the remaining assets of our EarthAmerica division and the sale of our Solid Waste division. We expect to use the net cash proceeds of approximately $500,000 from the planned sale of our liquid waste treatment facility in Orlando to pay down our senior credit facility. We also expect to use the net cash proceeds from the sale of our EarthLiquids division, currently estimated at $16.5 million, to pay down our senior credit facility.

         During the nine month period ended September 30, 2001, we used $686,000 in cash for our financing activities. We paid down our senior credit facility by $3.2 million from the sale of the assets of our Pompano service center, the sale of our plumbing and industrial pumping lines of business in Georgia, the sale of our septic services line of business in Orlando and the sale of surplus real property.

         Our discontinued operations generated $2.5 million in cash from financing activities. We obtained $4.0 million in bridge loans for our Solid Waste division. We raised $2.5 million of cash through a private placement of the Sanders bridge loan, the proceeds from which were used to finance the note receivable to LandComp, to pay acquisition option fees to the LandComp shareholders and to provide working capital for Earth Resource Management. In April 2001, we completed the acquisition of a collection company in Florida and used $350,000 from the Sanders bridge loan to finance this acquisition. In April 2001, we obtained a $1.5 million bridge loan from Sagemark Capital and used the net proceeds plus funds generated by our operating activities to pay $1.75 million to World Fuel Services as settlement of an arbitration dispute. In addition, we repaid $1.5 million of our outstanding equipment and mortgage notes payable.

         During the nine month period ended September 30, 2000, we generated $57.7 million in cash from our financing activities. We borrowed a net amount of $29.2 million under our senior credit facility. We completed the private placement of our 10% debentures and raised $1.0 million. We also completed a private placement of our 12% notes and raised $20.0 million. The proceeds from borrowings under our senior credit facility, our 10% debentures and 12% notes were used to fund acquisitions, to finance capital expenditures, pay debt issuance costs and to finance our operating and investing activities during 2000. In addition, we raised $8.9 million in net cash proceeds from the sale of approximately 1,600,000 shares of common stock, which net proceeds were used to repay our senior credit facility ($5.0 million), a loan from Donald Moorehead ($1.8 million) and to fund our working capital needs ($2.1 million).

         Sanders Bridge Loan

         On March 5, 2001, Earth Resource Management of South Florida, Inc., a wholly-owned subsidiary of Earth Resource Management, obtained a $2,500,000 loan (the "Sanders bridge loan") in a private placement by Sanders Morris Harris, an investment banking firm located in Houston, Texas. We agreed to pay interest at 14% per year payable monthly in cash. Since we did not repay the loan in full by April 30, 2001, interest is payable at 18% per year payable monthly in cash. We issued the lenders 100,000 shares of our common stock at the time of the loan closing. For each month after April 30, 2001 that any balance remains outstanding, we are obligated to issue an additional 100,000 shares of our common stock. Through February 15, 2002, we have issued 1,000,000 shares of our common stock to the holders of the bridge loan. Donald Moorehead has personally guaranteed the Sanders bridge loan and has provided collateral of $500,000 to support this loan. In addition, we have provided the common stock of Earth Resource Management of South Florida and EarthCare Acquisition Sub, Inc., wholly owned subsidiaries of Earth Resource Management, as collateral for the Sanders bridge loan. We have also provided a security interest in all the assets of these two subsidiaries not otherwise pledged or secured. This bridge loan was assumed by General Waste Corporation as part of its acquisition of our Solid Waste division. Until this loan is fully repaid, we have a continuing obligation to issue 100,000 shares each month to the holders of the bridge loan.

         We used the proceeds from the Sanders Bridge Loan as follows:

    o    We loaned $1,055,000 to a privately owned landfill company,

    o We paid $445,000 to the shareholders of the same landfill company for an option to acquire all the capital stock of the landfill company,

    o We used $350,000 to purchase the equipment and the intangible assets of a collection company in Palm Beach County, Florida,

    o    We paid $85,000 in fees to Sanders Morris Harris, and

    o We retained the remaining $565,000 for general working capital for Earth Resource Management of South Florida, which owns the solid waste business in Palm Beach County, Florida.

         Sagemark bridge loan

         On April 11, 2001, Earth Resource Management of South Florida obtained a $1,500,000 convertible loan from Sagemark Capital (the "Sagemark bridge loan") in a private placement. We agreed to pay interest at 14% per year payable monthly in cash. This loan may be converted into shares of our common stock at a current price of $0.07 and contains dilution protection. In addition, we issued a warrant to purchase 680,000 shares of common stock at $0.001 per share. The warrant is fully vested. Donald Moorehead is a limited partner in Sagemark Capital, does not control Sagemark Capital and does not have any beneficiary interest in the shares into which this loan may be converted or the shares that may be issued upon the exercise of the warrant. Donald Moorehead has personally guaranteed the Sagemark bridge loan and we have agreed not to pledge any additional assets of Earth Resource Management of South Florida or EarthCare Acquisition Sub. This bridge loan was assumed by General Waste Corporation as part of its acquisition of our Solid Waste division, although we still have certain continuing obligations related to this loan, which consist of an obligation to issue shares of EarthCare's common stock if this loan is converted and to file a registration statement by March 31, 2002 for the shares into which this loan may be converted and other shares and warrants held by Sagemark Capital.

SEASONALITY AND INFLATION

         Our Liquid Waste division's operating results are subject to variations in the weather patterns in the Northeastern United States. Revenue and operating results will tend to be lower during the fourth quarter and first quarter of each year due to the effect of winter weather.

         Our former EarthAmerica division's operating results were subject to variations in the weather patterns in the southern regions of the United States. Revenue and operating results will tend to be higher during the fourth and first quarter of each year due to the influx of seasonal inhabitants to this region in the fall and winter months. Revenue and operating results during the second, third and fourth quarters of each year will also be directly affected by the amount of rainfall in the region.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Accounting for Business Combinations ("SFAS No. 141"), and Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and prohibits the pooling-of-interests method for business combinations initiated after June 30, 2001. According to SFAS No. 142, goodwill that arises from purchases after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 requires the continuation of the amortization of goodwill and all intangible assets through December 31, 2001, but provides that amortization of existing goodwill will cease on January 1, 2002. Entities must use their current goodwill impairment approach through December 31, 2001, and begin to apply the new impairment approach on January 1, 2002. EarthCare has six months from the date it initially applies SFAS No. 142 to test goodwill for impairment and any impairment charge resulting from the initial application of the new rule must be classified as the cumulative effect of a change in accounting principle. Thereafter, goodwill should be tested for impairment annually and impairment losses should be presented in the operating section of the income statement unless they are associated with a discontinued operation. In those cases, any impairment losses will be included, net of tax, within the results of discontinued operations.

         EarthCare will use the purchase method of accounting for its future business combinations in accordance with SFAS No. 141. Management does not expect that the adoption of SFAS Nos. 141 and 142 will have a significant impact on its consolidated financial statements in 2002. Since we have written off our intangible assets at September 30, 2001, we will not incur annual goodwill amortization expense of approximately $1,250,000 in future years.

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

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also required that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate the entity's own assumptions about its use of the asset (group) and must factor in all available evidence. SFAS No. 144 is effective for EarthCare for the quarter ending March 31, 2002. We have yet to determine the impact that the adoption of SFAS No. 144 will have on EarthCare's consolidated financial statements.

                                     ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our senior credit facility bears interest at rates that are based on the prime-lending rate, as published at various times by our banks. Our outstanding balance of our senior credit facility amounted to approximately $41.8 million as of February 15, 2002. If the prime lending rate moves up or down by 1%, we will incur an increase or a decrease in annual interest expense of approximately $418,000.

         We are obligated to pay interest at 7.35% on $10.0 million of notional amount of debt under a fixed rate interest rate swap contract that expires in May 2003. We pay interest quarterly at the net amount of 7.35% and a LIBOR rate, which is fixed every three months. If the LIBOR rate increases or decreases by 1.0%, our interest payments will decrease or increase by approximately $100,000 per year.

         We remain obligated to issue 100,000 shares of common stock for each month after April 2001 that the Sanders bridge loan is not fully repaid. To date we have issued 1,000,000 shares to the holders of the Sanders bridge loan. The Sanders bridge loan was assumed by General Waste Corporation as part of the sale of our Solid Waste division.

         Under the terms of a $1.5 million bridge loan by Sagemark Capital, which loan was assumed by General Waste Corporation, if Sagemark Capital elects to convert the loan into shares of EarthCare's common stock, we would be obligated to issue approximately 21.4 million shares of EarthCare's common stock, based on the $0.07 closing price of our common stock on February 15, 2002. This conversion price is adjusted downwards if we issue any equity securities or other debt or equity instrument that may be converted into equity securities with an issuance or conversion price that is less than $0.07. If the conversion price of the $1.5 million bridge loan were lowered to $0.05 per share, and Sagemark Capital elected to convert their bridge loan, we would be obligated to issue 30,000,000 shares of our common stock, an increase of 40%.

         Under the terms of our Series A preferred stock, we are obligated, under certain conditions, to reduce the conversion price for these securities if we issued more than $1.0 million of common stock for less than $0.30 per share or we issued any convertible debt instrument or equity security with a conversion or exercise price of less than $0.30 per share. On September 28, 2001, we issued 3,607,164 shares of EarthCare's common stock to pay the interest due on our 12% notes. As a result of this issuance, the conversion price for our Series A preferred stock and certain of our warrants was reduced to $0.30, the closing price on September 28, 2001, the date on which the number of shares was calculated. This change in conversion price from $1.05 to $0.30 increased the number of shares into which the Series A preferred stock might convert from 571,427 to 2,000,000. If the conversion price for the Series A preferred stock is lowered by $0.07 to $0.20, the number of shares that would be issued upon conversion of the Series A preferred stock is 3,000,000, an increase of 1,000,000 shares or 50%.

         As of February 15, 2002, we had outstanding $11,000,000 of our 12% notes, which does not include $2,989,000 of new 8% notes that we issued in connection with the sale of our Solid Waste division. Our 12% notes provide for semi-annual payments of interest at 12% per year, payable in shares of our common stock at the end of March and September of each year. The number of common shares issued is determined by dividing the interest payable by the closing price of our common stock on the day the interest is paid. On September 28, 2001, we issued 3,607,164 shares of our common stock as the second interest payment on our 12% notes at a market value per share of $0.30. On February 14, 2002, we issued 7.9 million shares with a market value of $0.10 per share, the closing price of our common stock on February 14, 2002, to prepay interest accrued on our 12% notes for the period from October 1, 2001 to February 14, 2002. If the market price of our common stock is $0.07, the closing price of our common stock on February 15, 2002, at the time of the next scheduled interest payments at the end of March and September 2002, we will be obligated to issue approximately 6.5 million additional shares above the approximately 4.4 million shares we would issue if the market price per common share remained at the $0.30 price from the end of September 2001.

         In connection with the sale of our Solid Waste division, we issued $2,989,000 of new 8% notes due March 30, 2008 in exchange for the same face amount of our 12% notes held by Mr. Moorehead and the Moorehead Charitable Remainder Unit Trust. The terms of the 8% notes are substantially similar to the 12% notes except that the interest rate is fixed at 8% per year and the 8% notes are subject to mandatory conversion at a fixed conversion price of $1.00 per share at maturity if the EarthCare board of directors determines that EarthCare is unable to refinance or repay the notes. We pay interest on the 8% notes in shares of our common stock at the end of March and September of each year. On February 14, 2002, we issued 29,481 shares of our common stock at a market value of $0.10 per share, the closing price of our common stock on February 14, 2002, to prepay interest accrued on our 8% notes for the period from January 1, 2002 to February 14, 2002. If the market price of our common stock is $0.07, the closing price of our common stock at February 15, 2002, at the time of the next scheduled interest payments at the end of March and September 2002, we will be obligated to issue approximately 2.6 million additional shares above the approximately 797,000 shares we would issue if the market price per common share remained at $0.30 per share. If the 8% notes are held to maturity and then converted into common stock at the $1.00 conversion price, we would be required to issue 2,989,000 shares of our common stock.

         As of February 15, 2002, we had outstanding $14,093,222 of our 10% debentures, which does not include $4,336,881 of new 8% debentures that we issued in connection with the sale of our Solid Waste division. Our 10% debentures provide for quarterly payments of interest at the rate of 10% per year. From the closing through October 2001, interest was paid in kind by issuing additional 10% debentures. From October 2001 to October 2003, interest may be paid in cash only if permitted by our senior lenders, which would not be allowed under the terms of our current senior credit facility. For the last three years, interest is payable in cash. The holders of the 10% debentures may convert their debentures into shares of our common stock at a rate of $0.90 per share. Based on the balance of the 10% debentures at February 15, 2002 and the conversion price of $0.90 as of February 15, 2002, we would be required to issue 15,659,136 shares of our common stock if all the holders converted their 10% debentures. To obtain the consent of the holders of our 10% debentures to the proposed sale of our EarthLiquids division described in this proxy statement, we have offered full-ratchet anti-dilution protection to the holders of these debentures for a period of 18 months commencing on the date of the closing of the sale of the EarthLiquids division. Under these circumstances, if we issue any additional shares of our common stock at a price less than $0.90 during the applicable 18-month period, the number of shares that the holders of our 10% debentures would receive upon conversion would increase. For example, if we issued shares at $0.07 per share, the closing price of our common stock on February 15, 2002, during the applicable 18-month period, based on the balance of the 10% debentures at February 15, 2002, the holders would receive approximately 201.3 million shares of our common stock if all the holders converted their 10% debentures. These share calculations do not include the effect of the issuance of additional 10% debentures in lieu of cash interest payments in the future. After the 18-month period, the 10% debentures will have weighted average anti-dilution protection.

         We have 1,430,435 warrants outstanding as of February 15, 2002 with an exercise price of $0.90 and $0.11 per common share and dilution protection. If we reduce the conversion price on any of our convertible securities or we issue common stock at a price less than $0.90, the exercise price for 730,435 of the warrants will be reduced based on a weighted average formula and the exercise price for 700,000 of the warrants will be reset to the price at which we issue our shares of common stock.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         Except as noted below, there have been no significant changes to ongoing litigation matters since the filing of our Annual Report on Form 10-K/A on or about July 9, 2001. Additionally, from time to time, EarthCare is or may become involved in litigation and claims arising out of the ordinary course of business.

         On July 10, 2001, one of our subsidiaries, EarthCare Company of New York, was sued by Americos Costa and Maria Costa in the Supreme Court of Nassau County, New York, alleging damages resulting from an accident in January 2001 involving a truck driven by one of our employees. The Costas have sued for $12.0 million in damages. While we believe that the legal costs and damages, if any are awarded, are covered by our existing insurance policies, we cannot be assured that the insurance companies will pay for such costs and damages. We have accrued for our expected loss on this claim for $250,000, which represents our liability for our deductible obligation under our insurance policy. This lawsuit is in its early stages. We have responded to the claim for damages; however discovery and deposition procedures have not yet commenced.

ITEM 2 - CHANGES IN SECURITIES

         None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         On November 13, 2001, we executed a fifth amendment to our senior credit facility with our senior lenders. As part of the fifth amendment, we have agreed that we would sell: (i) our Solid Waste division by December 31, 2001;
(ii) our EarthLiquids division by December 31, 2001; and (iii) the remaining units of our former EarthAmerica division, which now comprise our Liquid Waste division by April 30, 2002. In addition, we are required to maintain monthly EBITDA (earnings before interest, taxes, depreciation and amortization) of $300,000 beginning in October 2001. We also agreed to pay our senior lenders fees of $800,000 relating to the third and fourth amendments. Our senior lenders have also agreed to defer interest payments equal to 1 1/2% of our outstanding senior credit facility until we have sold our EarthLiquids division.

         We did not complete the sale of our EarthLiquids division by December 31, 2001 and we completed the sale of our Solid Waste division after December 31, 2001. In addition, we do not expect to be in compliance with the minimum monthly EBITDA requirements during the fourth quarter of 2001. As a result, we are currently in default under our senior credit facility. Since we are currently in default under our senior credit facility and since we are required to use the proceeds from the sale of our divisions to repay our senior credit facility and since we expect these sales to be completed during the next twelve months, we have classified the outstanding balance under our senior credit facility as a current liability.

         Our senior lenders have been informed that we plan on completing the sale of our EarthLiquids division in March 2002 and they have orally indicated that they will waive this non-compliance as part of the terms of the next amendment to our senior credit facility. In addition, they have orally indicated that they will waive our non-compliance relating to the date we sold our Solid Waste division and our non-compliance with the minimum monthly EBITDA requirement. We cannot provide any assurance that our senior lenders will agree to amend our senior credit facility. Due to our current default under our senior credit facility, our senior lenders have the right to demand full payment of the outstanding balance under our senior credit facility, although, as of February 15, 2002, they have not provided any oral or written notice that they intend to demand full payment.

         As part of the fifth amendment to our senior credit facility, our senior lenders waived our lack of compliance with the monthly EBITDA requirement, our inability to sell our divisions by the dates required in the fourth amendment and the lack of adequate levels of collateral from Donald Moorehead and Raymond Cash. As part of the fourth amendment, we agreed to pay interest to the banks at prime plus 3%. The prime rate as of February 15, 2002 is 4.75%. Payment of interest at prime plus 1.5% is due in cash at the end of each month, while the payment of interest at 1.5% is deferred until we sell our EarthLiquids division. Following the sale of our EarthLiquids division, payment of interest at prime plus 3% is required each month. The fees to the banks for the third and fourth amendments, amounting to $800,000, are deferred until we complete the sale of the EarthLiquids division.

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



                                                               Shareholder votes
                                                        --------------------------------
Proposals presented to shareholders                       For         Against    Abstain
-----------------------------------                     ----------    -------    -------
1. Election of director for term expiring in
   2004 - Donald F. Moorehead, Jr.....................  54,886,377      1,001     10,577

2. Election of director for term expiring in 2003 -
   William W. Solomon, Jr.............................  54,796,172     91,206     10,577

ITEM 5 - OTHER INFORMATION

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
                                AND RISK FACTORS

         You should carefully consider the risks described below regarding the sale of our EarthLiquids division and our business following the sale of our EarthLiquids division, together with all the other information included in this Form 10-Q/A. If any of the following risks actually occur, our business, financial condition or results of operations could be materially harmed. If our business is harmed, the trading price of our common stock could decline and you could lose all or part of your investment.

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

         WE HAVE BEEN AND MAY CONTINUE TO BE UNABLE TO COMPLETE THE DISPOSITION OF OUR EARTHLIQUIDS DIVISION IN THE TIME REQUIRED BY OUR SENIOR LENDERS, AND WE HAVE DECIDED TO RETAIN OUR LIQUID WASTE DIVISION, WHICH OUR SENIOR CREDIT FACILITY REQUIRES THAT WE SELL. OUR DEFAULT UNDER OUR SENIOR CREDIT FACILITY COULD RESULT IN THE LIQUIDATION OF EARTHCARE AND, ACCORDINGLY, THE LOSS OF YOUR INVESTMENT IN OUR COMMON STOCK.

         Our senior credit facility, as currently in effect, required that we sell (1) our EarthLiquids division by December 31, 2001, (2) our portable toilet line of business in New Jersey and New York by April 30, 2002, and (3) the remaining components of our Liquid Waste division, which were part of our former EarthAmerica division, by April 30, 2002. We did not sell our EarthLiquids division by December 31, 2001, and we are currently in default under our senior credit facility. We have informed our senior lenders that we will not complete the sale of our EarthLiquids division until shortly after the special meeting of stockholders to be held in March 2002 and they have orally indicated that they will agree to waive the December 31, 2001 deadline to sell our EarthLiquids division. Our failure to sell any of the Liquid Waste division or refinance our senior credit facility by April 30, 2002 will cause us to be in default under our senior credit facility.

         A default under our senior credit facility gives our senior lenders the right to accelerate the payment of all amounts due under our senior credit agreement. We do not have the financial resources to pay our senior lenders.

         We may not be able to complete the sale of the EarthLiquids division on the terms described in this Form 10-Q/A or at all. While we are not aware of any matters that may prevent us from completing the sale of the EarthLiquids division, matters may arise that will prevent us from completing this transaction.

         Prior to April 30, 2002, we intend to attempt to refinance our remaining indebtedness under our senior credit facility and retain the Liquid Waste division. We cannot assure you that we will obtain debt or equity financing to replace our senior credit facility on satisfactory terms or at all. If we are unable to refinance our senior credit facility, we will be required to sell the components of our Liquid Waste division, which would be our only remaining operating division following the sale of our EarthLiquids division, and, accordingly, EarthCare would be liquidated. We do not expect that the proceeds obtainable at this time from the sales of the EarthLiquids and Liquid Waste divisions would be sufficient to retire all existing indebtedness of EarthCare and its subsidiaries. Accordingly, if we were unable to obtain debt or equity financing to replace our senior credit facility, you would likely lose all of your investment in our common stock.

         IF WE DO NOT OBTAIN THE CONSENT OF THE HOLDERS OF OUR 10% DEBENTURES, 8% DEBENTURES, 12% NOTES, AND 8% NOTES, WE WOULD BE UNABLE TO COMPLETE THE DISPOSITION OF OUR EARTHLIQUIDS DIVISION, AND WE WOULD BE IN DEFAULT UNDER OUR SENIOR CREDIT FACILITY.

         The sale of our EarthLiquids division requires the consent of the holders of two-thirds of the aggregate principal amount of each of our 10% debentures, including 8% debentures issued in replacement thereof, and our 12% notes, including 8% notes issued in replacement thereof. As of February 15, 2002, the outstanding principal balance of the 10% debentures and the 8% debentures, which were issued to Mr. Moorehead and his affiliate to replace 10% debentures held by them, amounted to $18,403,103. Mr. Moorehead and his affiliate hold $4,336,881 or 23.5% of the total 8% and 10% debentures. Mr. Cash holds $2,486,206 of the 10% debentures, which represents 13.5% of the total 10% and 8% debentures. As of February 15, 2002, the outstanding balance of the 12% and the 8% notes amounted to $13,989,000. Mr. Moorehead and his affiliate hold $2,989,000 of these notes, which consist of all of the 8% notes and represents 21.4% of the outstanding 12% and 8% notes. Mr. Cash's affiliate holds $7,500,000 of the 12% notes, which represents 54% of the outstanding balance of the 12% and 8% notes. Mr. Moorehead, Mr. Cash and their affiliates have provided their written consent, as holders of these debentures and notes, approving the sale of the EarthLiquids division to USFilter.

         To obtain the consent of the holders of our 10% debentures to the proposed sale of our EarthLiquids division described in this proxy statement, we have offered full-ratchet anti-dilution protection to the holders of these debentures for a period of 18 months commencing on the date of the closing of the sale of the EarthLiquids division. The effect of full ratchet anti-dilution protection is that if we issue any additional common stock at a lower price than the current conversion price of the 10% debentures, or any rights or options to purchase additional common stock at a lower price than the current conversion price of $0.90, then the conversion price of the outstanding 10% debentures will automatically decrease, or "ratchet down," to the lower purchase or conversion price. Under these circumstances, if we issue any additional shares of our common stock at a price less than $0.90 during the applicable 18-month period, the number of shares that the holders of our 10% debentures would receive upon conversion would increase. For example, if we issued shares at $0.07 per share, the closing price of our common stock on February 15, 2002, during the applicable 18-month period, based on the $14,093,222 balance of the 10% debentures at February 15, 2002, the holders would receive approximately 201.3 million shares of our common stock if all the holders converted their 10% debentures. These share calculations do not include the effect of the issuance of additional 10% debentures in lieu of cash interest payments in the future. After the 18-month period, the 10% debentures will have weighted average anti-dilution protection. The effect of weighted average anti-dilution protection is that the conversion price of the 10% debentures will be reduced to a lower number that takes into account how many additional shares are issued in the dilutive transaction.

         There can be no assurance that we will obtain the consents of the number of holders of our 10% debentures, 8% debentures, 12% notes, and 8% notes that may be deemed to be necessary to permit the sale of our EarthLiquids division. If we do not obtain the consent of the holders of our 10% debentures, 8% debentures, 12% notes, and 8% notes, we either will be in default under our senior credit facility if we do not proceed with the sale of our EarthLiquids division or we will be in default under our 10% debentures, 8% debentures, 12% notes, and 8% notes if we do proceed with the sale.

         WE HAVE BEEN UNABLE IN THE PAST, AND MAY BE UNABLE IN THE FUTURE, TO COMPLY WITH FINANCIAL COVENANTS AND OTHER CONDITIONS OF OUR SENIOR CREDIT FACILITY, WHICH WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

         We have not paid our senior lenders $800,000 in fees and approximately $350,000 in deferred interest, which amounts were due on September 30, 2001, and which amounts are now due on December 31, 2001. Our senior credit facility also requires us to comply with certain financial and other covenants relating to the delivery of collateral. For each of the last eight quarters in the period ended December 31, 2001, we have not complied with certain of these covenants. In particular, we have not met the minimum monthly or quarterly EBITDA requirements. In addition, we did not sell our EarthLiquids and our Solid Waste divisions by the required December 31, 2001 deadline. We are currently in default under our senior credit facility. As a result of all of these matters, during 2000 and 2001, as part of each of the first, second, third, fourth and fifth amendments to our senior credit facility, we have sought and obtained waivers from our senior lenders for our lack of compliance with these covenants. We cannot provide any assurance that we will be able to meet future monthly EBITDA or other requirements. If we are unable to meet these requirements, we will again be in default under our senior credit facility. We have informed our senior lenders that we expect to close the sale of our EarthLiquids division in February 2002, shortly after the special meeting of stockholders, and they have orally indicated that they will waive the deadline for the sale of our EarthLiquids division and the deadline for payment of their fees and all deferred interest. However, we cannot provide any assurance that our senior lenders will in fact agree to waive these deadlines, and they may decide to pursue other courses of action, including accelerating the date for repayment of the amounts we owe under our senior credit facility.

         Our senior credit facility, as currently in effect, required that we sell (1) our EarthLiquids division by December 31, 2001, (2) our portable toilet lines of business in New Jersey and New York by April 30, 2002, and (3) the remaining components of our former EarthAmerica division, which now comprise our Liquid Waste division, by April 30, 2002. We did not sell our EarthLiquids and Solid Waste divisions by December 31, 2001 and, as a result, we are currently in default under our senior credit facility. Our failure to comply with the provisions of our senior credit facility could allow our senior lenders to accelerate the date for repayment of all amounts incurred under our senior credit facility, which would materially and adversely affect our business and your investment in our stock.

         Following the sale of our EarthLiquids division and our remaining assets held for sale, our operations will consist of the components of our Liquid Waste division, which were part of our former EarthAmerica division, with service centers in Eagle, Pennsylvania, Deer Park, New

York and Vernon, New Jersey; and our corporate office. Under these circumstances, we expect to have approximately $24.3 million of debt outstanding under our senior credit facility with annual interest expense, payable monthly, of approximately 1.9 million. Our senior credit facility requires that we sell our Liquid Waste division by April 30, 2002; however, we intend to refinance the remaining balance. There can be no assurance that we will be able to refinance the remaining portion of the senior credit facility on commercially reasonable terms, or at all. We currently pay interest monthly under our senior credit facility at the rate of prime (4.75% at February 15, 2002) plus 1.5%. Additional interest of 1.5% has been deferred until the sale of our EarthLiquids division. In addition, we are obligated to pay the interest on $10.0 million of notional debt, which currently amounts to approximately $400,000 per year, at a fixed rate of 7.35% less the LIBOR rate, or at a net rate of 5.27%, under the terms of a fixed rate interest swap contract. The cash flow from the Liquid Waste division is expected to be sufficient in 2002 to cover interest payments on our senior credit facility and to cover our corporate costs.

         WE HAVE A HISTORY OF NET LOSSES AND MAY NOT EVER ACHIEVE PROFITABILITY.

         We have experienced operating losses since our inception, and, as of September 30, 2001, we had an accumulated deficit of approximately $137.4 million. We incurred a net loss of approximately $38.2 million on the completed or planned sales of our discontinued EarthLiquids, Solid Waste and Allen Tate divisions, and we incurred a net loss of approximately $865,000 from their operations during the year ended December 31, 2000. During the third quarter of 2001, we recorded an additional loss of $14.4 million on the planned sale of our EarthLiquids division. During the nine months ended September 30, 2001, we incurred a loss from our discontinued operations of $1.2 million and a loss from our continuing operations of $51.3 million. The net loss from our continuing operations included an impairment loss on long-lived assets of $27.6 million and a loss from completed or expected to be completed sales of our assets held for sale of $10.6 million. We cannot provide assurance that we will actually achieve profitability.

         THE SALE OF THE SOLID WASTE DIVISION COULD BE THE SUBJECT OF LEGAL PROCEEDINGS INSTITUTED BY OUR CREDITORS TO RESCIND THE SALE.

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

         General Waste Corporation may be an insider (as defined under Uniform Fraudulent Transfer Act) of EarthCare. No assurance can be given that a creditor of EarthCare will not file a lawsuit and ask a court to rescind the sale of the Solid Waste division or ask the judge for other relief or that any such request by a creditor, if made, would not be granted.

         WE HAVE RECENTLY CHANGED OUR OPERATING STRATEGY AND MAY BE UNABLE TO PURSUE OTHER ACQUISITIONS.

         During the third quarter of 2000, our management group and board of directors decided to focus our future management and financial resources principally on the non-hazardous solid waste industry in an effort to build a stronger company with more predictable revenue, earnings and cash flow. To comply with requirements imposed by our senior lenders, we sold our Solid Waste division pursuant to a plan of reorganization and merger agreement to an affiliate of our chairman, Mr. Moorehead, and certain real property in West Palm Beach, Florida used by our Solid Waste division to Fairgrounds Road Property, LLC, an affiliate of Mr. Cash, our former vice chairman. We also sold substantially all the assets of our former EarthAmerica division's service centers in the Southern United States and are in the process of selling our EarthLiquids division as required by the terms of our senior credit facility. Following these sales, we intend to attempt to refinance our remaining indebtedness under our senior credit facility and retain three service centers located in Deer Park, New York, Eagle, Pennsylvania and Vernon, New Jersey, which now comprise our Liquid Waste division and were components of our former EarthAmerica division. If we are unable to refinance our senior credit facility, we will be required to sell our Liquid Waste division, which would be our only remaining operating division following the sale of our EarthLiquids division, and, accordingly, EarthCare would be liquidated.

         While we intend to continue looking for other acquisition opportunities, there can be no assurance that we will be able to identify satisfactory opportunities or finance those opportunities in the future. In addition, the EarthLiquids stock and asset purchase agreement will restrict our ability to compete in the used oil and oily wastewater industry for a period of five years.

         THE NUMBER OF OUR PRESENTLY AUTHORIZED SHARES OF COMMON STOCK IS NOT SUFFICIENT TO MEET OUR OUTSTANDING OBLIGATIONS TO ISSUE COMMON STOCK AND DOES NOT PERMIT US TO RAISE ADDITIONAL CAPITAL THROUGH THE ISSUANCE OF COMMON STOCK.

         Our articles of incorporation currently authorize the issuance of 70,000,000 shares of common stock. As of February 15, 2002, we had issued and outstanding 31,138,425 shares of common stock and 600,000 shares of Series A preferred stock. In addition, a total of 1,800,000 shares of common stock are reserved for issuance under our stock-based compensation plans. We also have a number of commitments to issue common stock in connection with our 10% debentures, 8% debentures, 12% notes, 8% notes, Series A preferred stock, bridge loans and warrants. Based on the foregoing, as of February 15, 2002, we have outstanding, are presently obligated to issue or will be obligated to issue, if the 8% notes, 8% debentures, 10% debentures and 12% notes are held to maturity, up to an aggregate of 406,017,000 shares of common stock. Although as part of its acquisition of our Solid Waste division General Waste Corporation assumed $2,500,000 of indebtedness in the form of a bridge loan placed by Sanders Morris Harris, and $1,500,000 of indebtedness in the form of a bridge loan payable to Sagemark Capital, we have continuing obligations under those agreements, including obligations to issue common, and, possibly, preferred stock of EarthCare, and we will not be released from these obligations unless and until General Waste Corporation repays in full all indebtedness under such loans. We issued a warrant to purchase 300,000 shares of common stock at an exercise price of $0.0001 to Sanders Morris

Harris upon the closing of the Solid Waste sale transaction, and we remain obligated to issue 100,000 shares of our common stock to the holders of the Sanders Morris Harris bridge loan for each month that the bridge loan is not repaid in full, and, in the event that we issue debt or equity securities resulting in aggregate gross proceeds to us in excess of $10 million, the lenders under the Sanders Morris Harris bridge note may, in certain circumstances, have the option to convert any amounts owing under the bridge loan into preferred stock of EarthCare. In addition, we issued 500,000 shares of common stock to Sagemark Capital upon the closing of the Solid Waste sale transaction, and we remain obligated to issue approximately 21.4 million shares of our common stock to Sagemark Capital if Sagemark Capital elects to convert its bridge loan into common stock before it is repaid in full. An increase in our authorized capital requires an amendment to our certificate of incorporation, which must be approved by our stockholders. If the proposed amendment to our certificate of incorporation is not approved, we may be forced to default on some of our obligations to issue common stock, which could accelerate the obligations to reduce debt and result in lawsuits against EarthCare. In addition, if we do not increase the number of shares available for issuance, we will not be able to issue common stock in the future to fund our operations or future obligations.

         AS A RESULT OF OUR CAPITAL STRUCTURE, AS IT EXISTS NOW, AND AS A RESULT OF CONCESSIONS WE PLAN TO OFFER THE HOLDERS OF OUR 10% DEBENTURES TO OBTAIN THEIR CONSENT TO THE SALE OF THE EARTHLIQUIDS DIVISION, YOU MAY SUFFER SUBSTANTIAL DILUTION.

         Our stockholders have experienced, and may continue to experience, substantial dilution. As of February 15, 2002, we have 31,138,425 shares of our common stock outstanding. Our authorized capital consists of 70,000,000 shares of common stock and 30,000,000 shares of preferred stock. The terms of many of our securities include anti-dilution protections that reduce the conversion or exercise price for the security upon each issuance of shares of our common stock or securities convertible into shares of our common stock at a price less than the conversion or exercise price of the protected security. The terms of other securities provide for payment in shares of common stock based on recent market prices for our stock.

         o As of February 15, 2002, we have issued warrants to purchase 2,566,435 shares of our common stock, at a current weighted average exercise price per share of $1.35, with either weighted average or full-ratchet anti-dilution protection.

         o As of February 15, 2002, we had outstanding 600,000 shares of our Series A preferred stock, with an original conversion price of $2.438 per share. At the current conversion price of $0.30 per share, we would be obligated to issue 2.0 million shares of our common stock upon conversion. If we issue common stock for less than $0.30 per share or we issue any convertible debt instrument or equity security with a conversion or exercise price of less than $0.30 per share and the value of these transactions is more than $1.0 million, the conversion price for our Series A preferred stock will be reduced as a result of these provisions. If the conversion price were reduced to $0.07 per share, the closing price of our common stock on February 15, 2002, we would be obligated to issue an additional 6.6 million shares of our common stock.

         o As of February 15, 2002, we had outstanding $11,000,000 of our 12% notes, which does not include $2,989,000 of new 8% notes that we issued in connection with the sale of our Solid Waste division. Our 12% notes provide for semi-annual payments of interest at 12% per year, payable in shares of our common stock at the end of

              March and September of each year. The number of common shares issued is determined by dividing the interest payable by the closing price of our common stock on the day the interest is paid. On September 28, 2001, we issued 3,607,164 shares of our common stock as the second interest payment on our 12% notes at a market value per share of $0.30. On February 14, 2002, we issued approximately 7.9 million shares of our common stock with a market value of $0.10 per share, the closing price of our common stock on February 14, 2002, to prepay interest accrued on our 12% notes for the period from October 1, 2001 to February 14, 2002. If the market price of our common stock is $0.07, the closing price of our common stock on February 15, 2002, at the time of the next scheduled interest payments at the end of March and September 2002, we will be obligated to issue approximately 13.2 million additional shares above the approximately 6.5 million shares we would issue if the market price per common share remained at the $0.30 price from the end of September 2001.

         o In connection with the sale of our Solid Waste division, we issued $2,989,000 of new 8% notes due March 30, 2008 in exchange for the same face amount of our 12% notes held by Mr. Moorehead and the Moorehead Charitable Remainder Unit Trust. The terms of the 8% notes are substantially similar to the 12% notes except that the interest rate is fixed at 8% per year and the 8% notes are subject to mandatory conversion at a fixed conversion price of $1.00 per share at maturity if the EarthCare board of directors determines that EarthCare is unable to refinance or repay the notes. We pay interest on the 8% notes in shares of our common stock at the end of March and September of each year. On February 14, 2002, we issued 29,481 shares of our common stock to prepay interest accrued on our 8% notes for the period from January 1, 2002 to February 14, 2002. If the market price of our common stock is $0.07, the closing price of our common stock at February 15, 2002, at the time of the next scheduled interest payments at the end of March and September 2002, we will be obligated to issue approximately 2.6 million additional shares above the approximately 797,000 shares we would issue if the market price per common share remained at $0.30 per share. If the 8% notes are held to maturity and then converted into common stock at the $1.00 conversion price, we would be required to issue 2,989,000 shares of our common stock.

         o As of February 15, 2002, we had outstanding $14,093,222 of our 10% debentures, which does not include $4,336,881 of new 8% debentures that we issued in connection with the sale of our Solid Waste division. Our 10% debentures provide for quarterly payments of interest at the rate of 10% per year. From the closing through October 2001, interest was paid in kind by issuing additional 10% debentures. From October 2001 to October 2003, interest may be paid in cash only if permitted by our senior lenders, which would not be allowed under the terms of our current senior credit facility. For the last three years, interest is payable in cash. The holders of the 10% debentures may convert their debentures into shares of our common stock at a rate of $0.90 per share. Based on the balance of the 10% debentures at February 15, 2002 and the conversion price of $0.90 as of February 15, 2002, we would be required to issue 15,659,136 shares of our common stock if all the holders converted their 10% debentures. To obtain the consent of the holders of our 10% debentures to the proposed sale of our EarthLiquids division described in this proxy statement, we have offered full-ratchet anti-dilution protection to the holders of these debentures for a period of 18 months commencing on the date of the closing of the sale of the EarthLiquids division. Under these circumstances, if we issue any additional shares of our common stock at a price less than $0.90 during the applicable

              18-month period, the number of shares that the holders of our 10% debentures would receive upon conversion would increase. For example, if we issued shares at $0.07 per share, the closing price of our common stock on February 15, 2002, during the applicable 18-month period, based on the balance of the 10% debentures at February 15, 2002, the holders would receive approximately 201.3 million shares of our common stock if all the holders converted their 10% debentures. These share calculations do not include the effect of the issuance of additional 10% debentures in lieu of cash interest payments in the future. After the 18-month period, the 10% debentures will have weighted average anti-dilution protection.

         o In connection with the sale of our Solid Waste division, we issued $4,336,881 of new 8% convertible debentures due October 31, 2006 in exchange for the same face amount of our 10% debentures held by Mr. Moorehead and his wife, Shelley Moorehead. The terms of the 8% debentures are substantially similar to the 10% debentures, except that the interest rate is fixed at 8% per year and the conversion price is fixed at $1.00 per share. In addition, EarthCare's board of directors, at its option, if it determines that it is unable to refinance or repay the 8% debentures, may require conversion of the 8% debentures into shares of EarthCare's common stock at a conversion price of $1.00 per share. If the 8% debentures were converted into shares of common stock on February 15, 2002, we would have been obligated to issue 4,336,881 shares of our common stock. If the 8% debentures are held to maturity and then converted into shares of our common stock, we would be required to issue approximately 5.1 million shares of our common stock. These share calculations include the effect of the issuance of additional 8% debentures in lieu of cash interest payments in the future.

         o As of February 15, 2002, we have issued options to acquire 902,329 shares of common stock at weighted average exercise price of $10.15 per share. We have an additional 897,671 shares reserved for issuance under our stock option plans.

         o In connection with the sale of our Solid Waste division, General Waste Corporation assumed $2,500,000 of our indebtedness in the form of a bridge loan placed by Sanders Morris Harris, and $1,500,000 of indebtedness in the form of a bridge loan payable to Sagemark Capital. However, we have continuing obligations under those agreements, including obligations to issue common, and, possibly, preferred stock of EarthCare, and we will not be released from these obligations unless and until General Waste Corporation repays in full all indebtedness under such loans. We have issued a warrant to purchase 300,000 shares of common stock at an exercise price of $0.0001 to Sanders Morris Harris at the closing of the Solid Waste sale transaction and we remain obligated to issue 100,000 shares of our common stock to the holders of the Sanders Morris Harris bridge loan for each month that the bridge loan is not repaid in full. To date, we have issued 1,000,000 shares to the holders of the Sanders Morris Harris bridge loan under this obligation. In the event that we issue debt or equity securities resulting in aggregate gross proceeds to us in excess of $10 million, the lenders under the Sanders Morris Harris bridge note may, in certain circumstances, have the option to convert any amounts owing under the bridge loan into preferred stock of EarthCare. In addition, we paid a fee of $25,000 and have issued 500,000 shares of common stock to Sagemark Capital at the closing of the Solid Waste sale transaction, and we remain obligated to issue approximately 21.4 million shares of our common stock to Sagemark Capital, based on the closing price of $0.07 for our common stock on February 15, 2002, if Sagemark Capital elects to convert its bridge loan into common stock before it is repaid in full.

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

         WE HAVE A LIMITED OPERATING HISTORY AND AN ABSENCE OF COMBINED OPERATING HISTORY.

         We were organized in 1997 and began active operations at that time. As a result, we have very little operating history as an integrated non-hazardous liquid waste company to which investors may look to evaluate our performance. Since we began operations, we have completed twenty acquisitions and six sales of businesses. We have experienced operating losses since our inception and as of September 30, 2001, we have an accumulated deficit of $137.4 million. We cannot assure you that we will be able to effectively manage the combined entity or to effectively implement an acquisition program or internal growth strategy.

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

         Mr. Moorehead, our chairman, is also the chairman of General Waste Corporation, the company that acquired our Solid Waste division. We anticipate that Mr. Moorehead will spend approximately 20% of his time on matters relating to General Waste Corporation. As part of the sale of our Solid Waste division, we have been informed that Harry Habets plans to resign as EarthCare's president and chief operating officer once General Waste Corporation has completed its plan to raise equity capital. Mr. Habets currently spends 100% of his time as the president of General Waste Corporation. His employment contract with EarthCare Company has been assumed by General Waste Corporation, although EarthCare remains liable under this employment contract.

         WE COMPETE FOR ACQUISITION CANDIDATES WITH OTHER PURCHASERS, MOST OF WHICH HAVE GREATER FINANCIAL RESOURCES THAN EARTHCARE.

         Other companies have adopted, or possibly will adopt, our strategy of acquiring and consolidating regional and local non-hazardous liquid businesses. We expect that increased consolidation in the non-hazardous liquid waste industry will increase competitive pressures. Increased competition for acquisition candidates may make fewer acquisition opportunities available to us and may cause us to make acquisitions on less attractive terms, such as higher purchase prices. Acquisition costs may increase to levels beyond our financial capability or to levels that would adversely affect our operating results and financial condition. Our ongoing ability to make acquisitions will depend in part on the relative attractiveness of our common stock as consideration for potential acquisition candidates. This attractiveness may depend largely on the relative market price and capital appreciation prospects of our common stock compared to the common stock of our competitors. If the market price of our common stock were to remain at current levels, we could find it difficult to make acquisitions on attractive terms.

         WE FACE SIGNIFICANT COMPETITION IN THE MARKETS IN WHICH WE OPERATE.

         We compete with a significant number of other non-hazardous liquid waste companies. We compete primarily on the basis of proximity to collection operations, fees charged and quality of service. We also compete with other disposal sites. Future technological changes and innovations may result in a reduction in the amount of non-hazardous liquid waste generated or in alternative methods of treatment and disposal being developed. We also compete with customers who may seek to enhance or develop their own methods of disposal. We may be at a disadvantage competing against other companies that are better capitalized, have greater name recognition, have more background and experience, have greater financial, technical, marketing and other resources and skills, have better facilities or are able to provide services or products at a lower cost than us.

         We also compete with counties, municipalities and other waste districts that maintain their own waste collection and disposal operations. These operators may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing.

         The highly fragmented non-hazardous liquid waste industry has low barriers to entry and we may not be able to penetrate existing markets. Even if we are successful at penetrating the markets in which we operate and implementing our new programs, we cannot be assured that new competitors will not enter the markets. If we are not able to compete effectively in the markets in which we operate, we could suffer material and adverse effects on our business and financial results.

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

         WE MAY ENCOUNTER POTENTIAL ENVIRONMENTAL LIABILITIES THAT OUR INSURANCE MAY NOT COVER.

         During the ordinary course of our operations, we have from time to time received, and expect that we may in the future receive, citations or notices from governmental authorities that our operations are not in compliance with our permits or certain applicable regulations, including various transportation, environmental or land use laws and regulations. We generally seek to work with the authorities to resolve the issues raised by such citations or notices. There can be no assurance, however, that we will always be successful in this regard and the failure to resolve a significant issue could result in adverse consequences to us.

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

         WE MAY INCUR ADDITIONAL CHARGES RELATED TO ACQUISITION EXPENDITURES.

         In accordance with generally accepted accounting principles, we capitalize some expenditures and advances relating to acquisitions and pending acquisitions. We expense indirect acquisition costs such as executive salaries, general corporate overhead, public affairs and other corporate services as we incur those costs. We charge against earnings any unamortized capitalized expenditures and advances, net of any amount that we estimate we will recover, through sale or otherwise that relate to any pending acquisition that is not consummated. Therefore, we might incur charges against earnings in future periods that could materially and adversely affect our business and financial results.

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

         OUR STOCKHOLDERS MAY NOT APPROVE THE PROPOSALS TO SELL OUR EARTHLIQUIDS DIVISION AND TO INCREASE THE NUMBER OF AUTHORIZED COMMON SHARES TO 600,000,000.

         Mr. Moorehead, our chairman, chief executive officer and majority stockholder, Mr. Cash, our former vice chairman, and certain affiliates of Messrs. Moorehead and Cash, plan to enter into voting agreements pursuant to which they will agree to vote their shares in favor of the proposals. These stockholders represent approximately 54% of the current voting power. If Mr. Moorehead, Mr. Cash and their affiliates fail to vote in favor of the proposals, we will be unable to complete the EarthLiquids sale in accordance with the requirement imposed by our senior lenders or increase the authorized capital stock of our company.

         OUR EXECUTIVE OFFICERS AND DIRECTORS CONTROL 55% OF THE VOTING POWER FOR EARTHCARE.

         As of February 15, 2002, our executive officers and directors control 54% of the voting power of our common and preferred stock. As a result, this group may be able to control matters requiring the approval of a majority of the stockholders, such as election of directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of EarthCare. Donald Moorehead, our Chairman and Chief Executive Officer, and Raymond Cash, our former Vice Chairman and former director, together with their affiliates control over 54% the voting power. In addition, our officers and directors hold options to acquire approximately 413,352 shares of common stock, subject to vesting and other requirements.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

     10.1     Fifth Amendment to Credit Agreement with Bank of America, N.A. (*)

     10.2 Stock Purchase Agreement between EarthCare Company and Tempered Air Systems dated August 7, 2001 (*)

     10.3 Asset Acquisition Agreement by and among EarthCare Company, EarthCare Environmental, Inc. and SanTi Group of Florida, Inc. and Seagraves Septic, LLC effective September 1, 2001 (*)

     10.4 Asset Purchase Agreement by and among EarthCare Company, EarthAmerica L.L.C. and EarthAmerica of Texas, L.P. dated October 30, 2001 (*)

     * Filed as exhibits with Form 10-Q for quarterly reporting period ended September 30, 2001.

     (b)      Reports on Form 8-K

              Current report on Form 8-K filed October 19, 2001 relating to the planned sale of the EarthLiquids division, the Solid Waste division and the EarthAmerica Southern U.S. service centers, the issuance of 3.6 million shares of common stock to pay interest on the 12% debentures and a default under our senior credit facility.

              Current report on Form 8-K filed November 15, 2001 relating to the resignation of PricewaterhouseCoopers LLP as our independent accountants and the appointment of BDO Seidman LLP as our new independent accountants.

              Current report on Form 8-K filed November 15, 2001 relating to our press release announcing the operating results for the nine-month and three-month periods ended September 30, 2001.

                                    SIGNATURE

              Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 21, 2002

By:    /s/ William W. Solomon, Jr.
       -----------------------------------------
       Vice President, Chief Financial Officer
       and Principal Accounting Officer